Form 10-K
period 2022-12-31
Bridger Aerospace Group Holdings, Inc.
filed 2023-03-20
CIK 1941536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-41603

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-3599336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Aviation Lane Belgrade, MT	59714
(Address of principal executive offices)	(Zip Code)

(406) 813-0079

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BAER	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	BAERW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, at January 25, 2023, the first day of the registrant’s shares of common stock began trading, computed by reference to the closing price for registrant’s common stock on such date, as reported on The Nasdaq Global Market, was $131,215,986.24.

As of March 17, 2023, there were 43,769,290 shares of Common Stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholder, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

The financial statements covered in this annual report on Form 10-K (this “Annual Report”) of Bridger Aerospace Group Holdings, Inc. (the “Company”) present the financial condition and results of operations of the Company’s predecessor, Bridger Aerospace Group Holdings, LLC and its subsidiaries (collectively, “Legacy Bridger”), which operated the majority of the historical business and was identified as the acquirer and predecessor upon the consummation of the transactions contemplated by the Agreement and Plan of Merger, dated as of August 3, 2022 (the “Merger Agreement” and the transactions contemplated therein, the “Business Combination”), by and among JCIC, the Company, Wildfire Merger Sub I, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company, Wildfire Merger Sub II, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company, Wildfire Merger Sub III, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of the Company, Wildfire GP Sub IV, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of the Company, BTOF (Grannus Feeder)—NQ L.P., a Delaware limited partnership, and Legacy Bridger on January 24, 2023.

The Company did not conduct any activity prior to the Business Combination and Legacy Bridger became a subsidiary of the Company upon closing of the various formation transactions completed concurrently with the Business Combination. The information provided in this Annual Report only reflects the financial condition and results of operations of Legacy Bridger as of December 31, 2022 for the years ended December 31, 2022 and December 31, 2021. Because the Business Combination was completed subsequent to the end of the period covered by this Annual Report, the information provided herein regarding Legacy Bridger does not include financial or other information regarding the other entities who were parties to the Business Combination or whose assets became part of the Business Combination. The consolidated financial data for Legacy Bridger is not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the Business Combination and related formation transactions.

Unless the context indicates otherwise, references in this Annual Report to the “Company,” “Bridger,” “we,” “us,” “our,” and similar terms refer to Bridger Aerospace Group Holdings, Inc., a Delaware corporation (formerly known as Wildfire New PubCo, Inc.), and its consolidated subsidiaries.

i

FREQUENTLY USED TERMS

Unless otherwise stated, references in this Annual Report to:

“Amended and Restated Bylaws” means the Amended and Restated Bylaws of Bridger, dated as of January 24, 2023.

“Amended and Restated Charter” means the Amended and Restated Certificate of Incorporation of Bridger, dated as of January 24, 2023.

“Amended and Restated Registration Rights Agreement” means the Amended and Restated Registration Rights Agreement, dated as of January 24, 2023, by and among Bridger, JCIC Sponsor, the BTO Stockholders and certain stockholders of Legacy Bridger.

“Board” means the Bridger Board of Directors.

“Blackstone” means Blackstone Inc.

“BTO Stockholders” means certain direct and indirect equityholders of Bridger Aerospace Group Holdings, LLC that are affiliates of Blackstone Inc.

“Closing” means the closing of the Business Combination (as defined herein).

“Common Stock” means our shares of common stock, $0.0001 par value per share.

“DGCL” means the Delaware General Corporation Law.

“Existing Warrant Agreement” means that certain Warrant Agreement, dated as of January 26, 2021, by and between JCIC and Continental Stock Transfer & Trust Company.

“JCIC” means Jack Creek Investment Corp., a special purpose acquisition company which participated in the Business Combination with Bridger and Legacy Bridger”.

“JCIC Class A Ordinary Share” means the JCIC’s Class A ordinary shares, par value $0.0001 per share.

“JCIC IPO” means JCIC’s initial public offering, which was consummated on January 26, 2021.

“JCIC Sponsor” means JCIC Sponsor LLC, a Cayman Islands exempted limited partnership.

“JCIC Units” means the 34,500,000 units originally issued and outstanding in connection with JCIC’s initial public offering, each of which originally consisted of one JCIC Class A Ordinary Share, and one-half of one redeemable warrant of JCIC, each whole warrant entitling the holder thereof to purchase one JCIC Class A Ordinary Share at an exercise price of $11.50 per share.

“JCIC Warrants” means the 26,650,000 warrants to purchase one JCIC Class A Ordinary Share at an exercise price of $11.50 originally issued in connection with JCIC’s initial public offering.

“Legacy Bridger Class A Common Shares” are to Class A common shares of Legacy Bridger, which were converted into Common Stock at the Closing.

“Legacy Bridger Class B Common Shares” are to Class B common shares of Legacy Bridger, which were converted into Common Stock at the Closing.

“Legacy Bridger Class C Common Shares” are to Class C common shares of Legacy Bridger, which were converted into Common Stock at the Closing.

“Legacy Bridger Class D Common Shares” are to Class D common shares of Legacy Bridger, which were converted into Common Stock at the Closing.

“Legacy Bridger Common Shares” are to Class A, Class B, Class C and Class D common shares of Legacy Bridger, which were converted into Common Stock at the Closing.

“Legacy Bridger Equityholders” means (a) the holders of Legacy Bridger’s equity immediately prior to the Closing Date, which include the former direct and indirect equityholders of Bridger Element LLC, Bridger Management Stockholders, BTO Stockholders, and Series C Shareholders, except for Blocker and (b) Blocker’s equityholders, collectively.

“Legacy Bridger Incentive Units” are to Legacy Bridger Class D Common Shares, which were converted into Common Stock upon the Closing.

“Legacy Bridger Series A Preferred Shares” means Legacy Bridger Series A-1 Preferred Shares and Legacy Bridger Series A-2 Preferred Shares.

“Legacy Bridger Series A-1 Preferred Shares” means Series A-1 preferred shares of Legacy Bridger, which were fully redeemed prior to Closing.

“Legacy Bridger Series A-2 Preferred Shares” means Series A-2 preferred shares of Legacy Bridger, which were fully redeemed prior to Closing.

“Legacy Bridger Series B Preferred Shares” means Series B preferred shares of Legacy Bridger, which were fully redeemed prior to Closing.

“Legacy Bridger Series C Preferred Shares” means Series C preferred shares of Legacy Bridger, which were surrendered and exchanged into Bridger Series A Preferred Stock on a one-to-one basis in connection with the Business Combination.

“Nasdaq” means the Nasdaq Global Market.

“Preferred Stock” means preferred stock of the Company, par value $0.0001 per share.

“Private Placement Warrants” means the 9,400,000 warrants to purchase a share of Common Stock at an exercise price of $11.50 per share, which were issued in exchange for the 9,400,000 JCIC Warrants originally purchased in a private placement by JCIC Sponsor at a purchase price of $1.00 per share contemporaneously with the JCIC IPO.

“Public Warrants” means the 17,250,000 warrants to purchase a share of Common Stock at an exercise price of $11.50 per share, which were issued in exchange for the 17,250,000 JCIC Warrants originally issued as part of the units JCIC issued in the JCIC IPO.

“Securities Act” means the Securities Act of 1933, as amended from time to time.

“Series 2021 Bond” means the Gallatin County municipal bond historically issued by Legacy Bridger and that has been fully settled with the issuance of Series 2022 Bonds.

“Series 2022 Bonds” means the Gallatin municipal bond issuances by Bridger Aerospace Group Holdings, LLC totaling $160,000,000 of gross proceeds that closed in July and August 2022.

“Series A Preferred Stock” means the 1,000,000 shares of Preferred Stock that have the rights, powers, designations, preferences, and qualifications, limitations and restrictions set forth in Section 4.5 of the Amended and Restated Charter.

“Stockholders Agreement” means that certain agreement, dated January 24, 2023, by and among the Company, the former direct and indirect equityholders of Bridger Element LLC and the BTO Stockholders.

“Super Scooper” means a Viking Air CL-415EAF.

“Transaction Agreements” means the Merger Agreement, JCIC Sponsor Agreement, the Stockholders Agreement and the Amended and Restated Registration Rights Agreement, in each case, including all annexes, exhibits, schedules, attachments and appendices thereto, and any certificate or other instrument delivered by any party to any other party pursuant to any of the foregoing.

“Warrant Agreement” means the Existing Warrant Agreement as assumed by the Company by virtue of the Warrant Assumption Agreement.

“Warrant Assumption Agreement” means the Warrant Assumption Agreement, dated January 24, 2023, by and among JCIC, the Company and Continental Stock Transfer & Trust Company.

“Warrants” means the Public Warrants and Private Placement Warrants.

“Warrant Agent” means Continental Stock Transfer & Trust Company.

“Warrant Holders” means the holders of the Warrants.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report are not historical facts but are forward-looking statements, including for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “project,” “forecast,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” “target,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, (1) anticipated expansion of Bridger’s operations and increased deployment of Bridger’s aircraft fleet; (2) Bridger’s business plans and growth plans; (3) increases in the aerial firefighting market; (4) current and future potential commercial and customer relationships; and (5) anticipated investments in additional aircraft, capital resource, and research and development and the effect of these investments. These statements are based on various assumptions, whether or not identified in this Annual Report, and on the current expectations of Bridger’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of Bridger. These forward-looking statements are subject to a number of risks and uncertainties, including: changes in domestic and foreign business, market, financial, political and legal conditions; failure to realize the anticipated benefits of the Business Combination; Bridger’s ability to successfully and timely develop, sell and expand its technology and products, and otherwise implement its growth strategy; risks relating to Bridger’s operations and business, including information technology (“IT”) and cybersecurity risks, loss of requisite licenses, flight safety risks, loss of key customers and deterioration in relationships between Bridger and its employees; risks related to increased competition; risks relating to potential disruption of current plans, operations and infrastructure of Bridger as a result of the consummation of the Business Combination; risks that Bridger is unable to secure or protect its intellectual property; risks that Bridger experiences difficulties managing its growth and expanding operations; the ability to compete with existing or new companies that could cause downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share; the impact of the coronavirus (“COVID-19”) pandemic; the ability to successfully select, execute or integrate future acquisitions into the business, which could result in material adverse effects to operations and financial conditions; and those factors discussed in the section of this Annual Report entitled “Risk Factors” contained in this Annual Report. If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. The risks and uncertainties above are not exhaustive, and there may be additional risks that Bridger presently does not know or that Bridger currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect Bridger’s expectations, plans or forecasts of future events and views as of the date of this Annual Report. Bridger anticipates that subsequent events and developments will cause Bridger’s assessments to change. However, while Bridger may elect to update these forward-looking statements at some point in the future, Bridger specifically disclaims any obligation to do so. These forward-looking statements should not be relied upon as representing Bridger’s assessments as of any date subsequent to the date of this Annual Report. Accordingly, undue reliance should not be placed upon the forward-looking statements contained in this Annual Report.

v

PART I

Item 1.	Business

Unless the context otherwise requires, all references in this section to “Bridger,” “we”, “us”, “our” or “the Company” refer to the business of Legacy Bridger and its subsidiaries prior to the consummation of the Business Combination and the business of Bridger Aerospace Group Holdings, Inc. and its subsidiaries after the consummation of the Business Combination.

Company Overview

Bridger provides aerial wildfire surveillance, relief and suppression and aerial firefighting services using next-generation technology and environmentally friendly and sustainable firefighting methods primarily throughout the United States. Our mission is to save lives, property and habitats threatened by wildfires, leveraging our high-quality team, specialized aircraft and innovative use of technology and data. We are meeting an underserved and growing need for next-generation full-service aerial firefighting platforms.

Bridger was founded by our Chief Executive Officer and former Navy SEAL officer Timothy Sheehy, in Bozeman, Montana in 2014 with one aircraft and a vision to build a global enterprise to fight wildfires. Bridger has since grown into a full-spectrum aerial firefighting service provider in the U.S. and in the field of aerial wildfire management, offering technology and services to provide front-line firefighters and fire suppression decision-makers access to key fire data in order to effectively combat wildfires. As of December 31, 2022, the Company has a team of 166 employees and has developed an ecosystem of solutions, services and technologies supporting firefighting ground crews and the public.

The areas in which human development meets or intermingles with undeveloped wildland and vegetative fuels that are both fire-dependent and fire-prone (“wildland-urban interface” or “WUI”) have grown by more than 179 thousand square kilometers in the U.S. from 1980 to 2020, according to a 2022 article by the United States Forest Service (the “USFS” and the “USFS WUI Increase Article”).2 WUI areas, which comprise 9.4% of the U.S. land area, now include nearly one-third of all residences, according to the USFS WUI Increase Article. At the same time, the annual acres burned per fire between 1985 and 2020 have increased by nearly five-fold according to data published by the National Interagency Fire Center (the “NIFC”).3 As the WUI areas continue to grow and wildfires grow larger, more aggressive firefighting strategies are necessary to ensure public safety. Additionally, the NIFC Suppression Costs Data shows total number of U.S. acres burned annually has increased more than three-fold from 1985 to 2020.

These trends have led to a response by the U.S. federal government to increase spending on fire suppression since 1985 with a compound annual growth rate of 8.4% to $4.4 billion in 2021, according to the NIFC Suppression Costs Data. Even with this increased spending and demand, unfulfilled requests for fixed wing aircraft for aerial firefighting grew at a compound annual growth rate of 4.7% between 2002 and 2022, with 654 unfulfilled requests in 2022, according to National Interagency Coordination Center (the “NICC”).4

[2]	United States Department of Agriculture – Forest Service, New Analyses Reveal WUI Growth in the U.S., last modified Sept. 8, 2022 (https://www.nrs.fs.usda.gov/data/WUI/).
[3]	NIFC, Suppression Costs, last accessed Feb. 24, 2022 (https://www.nifc.gov/fire-information/statistics/suppression-costs) (the “NIFC Suppression Costs Data”).
[4]

National Interagency Coordination Center, Wildland Fire Summary Statistics Annual Report 2022, last accessed Feb. 28, 2023 (https://www.predictiveservices.nifc.gov/intelligence/2022_statssumm/annual_report_2022.pdf) (the “NICC 2022 Annual Report”); NIFC, 2002 Statistics Summary, last accessed Feb. 28, 2022 (https://www.nifc.gov/nicc/predictive/intelligence/2002_statssumm/incident_support.pdf).

Bridger’s management estimates that aerial suppression spend represented approximately 42.7% of an estimated $21.9 billion firefighting market globally in 2021.5 There is a rapidly growing global need for fire suppression assets, and Bridger’s management believes that a shift away from ground services to air-based suppression has already commenced. The market is anticipated to continue to expand as wildfires rage across Europe and the U.S.

Our Services

Our portfolio is organized across two core offerings:

•	Fire Suppression: Consists of deploying specialized Super Scooper aircraft to drop large amounts of water quickly and directly on wildfires.

•

Aerial Surveillance: Consists of providing aerial surveillance for fire suppression aircraft over an incident and providing tactical coordination with the incident commander. Aerial surveillance uses both manned aircraft (“Air Attack”) and unmanned aircraft.

Fire Suppression

We provide direct fire suppression aerial firefighting support for ground crews by operating the Super Scooper. Aerial fire suppression is provided in conjunction with traditional ground firefighting approaches, and specialized aircraft drop high volumes of water directly onto active wildfires. Because wildfires largely occur within close proximity to a major water source, leveraging readily available resources is more time- and fuel- efficient in combating wildfires when time is of the essence. The Super Scooper aircraft allow for rapid delivery of water strikes to extinguish wildfires, particularly when deployed in tandem or larger groups to allow for continuous water delivery as aircraft return to the water source. In 2020, we were the first launch customer for the Super Scooper aircraft produced by Viking Air Limited (“Viking”), an affiliate of Longview Aviation Services Inc. (“LAS”), and we immediately deployed the aircraft to combat wildfires in Nevada, Oregon and Washington.

Aerial Surveillance

Wildfires can spread quickly and change course in an instant. Our aerial surveillance services provide decision-makers rapid, current intelligence from useful aerial vantage points, giving them access to key information to support more effective deployment of ground firefighters and improved safety for the public at large. Our aerial surveillance services leverage manned and unmanned aircraft.

Our manned aerial surveillance services operate 13 aircraft, including five Twin Commanders (“Twin Commanders”), four Daher Kodiak 100s (“Daher Kodiak”), three Pilatus PC-12 and one DeHaviland Twin Otter (“Twin Otter”). We have seven years of experience in providing USFS Type 1 Air Tactical Group Supervisors (“ATGS”) the aerial platform to relay the necessary information to ground-based Interagency Incident Commanders (“Incident Commanders”) who are responsible for the overall management of the wildfire and determine how resources are deployed. We are one of the largest ATGS platform providers in the U.S. and have contracts covering 100% of the U.S.

[5]

Bridger management defines the global firefighting market as the sum of the air-based suppression, ground, and fire data, aerial imagery-related, and emergency mobile application markets. The air-based suppression market is based on the global aerial firefighting market size from the June 2021 Verified Market Research report. The ground market is based on Bridger management’s estimated $4.3 billion US ground market based on budgeted wildfire expenditures for key federal and state agencies; Bridger management estimated that the US ground market represented approximately 45% of the global ground market. The fire data, aerial imagery-related, and emergency mobile application market is based on Bridger management’s estimated $0.9 billion US market for the fire data and surveillance-related emergency market based on review of available peer company data; Bridger management estimated that the US fire data and surveillance-related emergency market represented approximately 30% of the global fire data, aerial imagery-related, and emergency mobile application market.

Our unmanned aerial surveillance (“UAS”) services fly in low-visibility or in hazardous conditions over active wildfires where manned aircraft are not optimal due to safety concerns. UAS surveillance services provide near real-time data to USFS Incident Commanders using infrared and optical imagery to track the movement and status of the entire fire area and inform decisions in allocating resources. The data from UAS surveillance is displayed on a tablet, providing decision-makers with near real-time data from the aircraft in flight. Our current UAS include two Aurora Vertical Take-Off and Landing (“eVTOL”) Skiron systems (“Aurora eVTOL Skiron”). The two Aurora eVTOL Skiron aircraft are fully electric and emit zero emissions during operations, supporting our sustainable and environmentally friendly firefighting methods. Our UAS operations have logged over 385 hours of flight time in multiple wildland complexes since inception. As a result, the U.S. Department of the Interior chose us to be the first ever Type I UAS on a call-when-needed basis over active wildfires throughout the U.S.

Our Aircraft

We deploy modern technology to track and attack wildland fires and have an expansive fleet of specialized firefighting aircraft stationed at two existing hangars at the Bozeman Yellowstone International Airport in Belgrade, Montana. Our aircraft form the basis of our service offerings and, as such, we strive to continually invest in advancements in aerial firefighting platforms. We continually invest in our fleet to expand our capabilities while assessing opportunities to acquire next-generation firefighting assets to combat the rising threat of wildfires.

We currently operate an aircraft fleet of 21 planes, comprised of the following:

•	6 Super Scoopers

•	5 Twin Commanders

•	4 Daher Kodiak

•	3 Pilatus PC-12 (one owned and two unowned)

•	2 Aurora eVTOL Skiron

•	1 Twin Otter (unowned)

Super Scooper

The Super Scooper is the only aircraft designed and built to fight fires and can fly more aggressively in extreme terrains over all other aircraft with equal or greater water capacity. The Super Scooper is an amphibious aircraft that skims the surface of a body of water to scoop water into onboard tanks to drop on a fire. The purposeful design of the Super Scooper allows for an aggressive low-altitude flight profile, which enables pilots to deliver their drops with more precision, hitting the fire harder and extinguishing it faster. Super Scoopers can scoop up to 1,412 gallons of water in approximately 12 seconds, and with 90% of wildfires within 20 miles of a major water source (see graph below), Super Scoopers provide an extremely effective tool to economically and expeditiously deliver water to a fire without having to return to an airport to refill the water tanks. With a water source within a five-mile radius, the Super Scooper can drop on its target up to every seven minutes for a total of approximately 35 drops, or 50,000 gallons of water, before needing to refuel. As a result of our operations of these Super Scooper assets, in conjunction with our Air Attack and UAS fleet, we believe that we are one of the most full-spectrum aerial fire service providers in North America.

Source: 2012 Air Attack Against Wildfire Study by the Rand Homeland Security and Defense Center.

The Super Scooper aircraft has an impeccable safety record, direct support from the original equipment manufacturer (the “OEM”), short take-off and landing capabilities (“STOL”) and a multi-crew flight deck. The Super Scooper has a cruising speed of 207 miles per hour. Additionally, the Super Scooper is a highly efficient aircraft when fighting wildland fires and has the ability to drop a higher volume of liquid than retardant-dropping fixed-wing aircraft over the same amount of time due to its ability to gather water from nearby bodies of water.

Our Super Scoopers have an immaculate safety record, as we have never been assessed with any safety violations and/or citations, nor have any of our aircraft ever been involved in any crashes or serious injuries. We have also adopted a safety management system (“SMS”) designed to reduce the likelihood of safety-related issues from arising in the course of our overall operations. The SMS program has been audited by both the Federal Aviation Administration (the “FAA”) and the USFS.

Furthermore, the Super Scooper has the ability to operate from smaller airports with runways as short as 2,500 feet in length while larger jet-powered aerial firefighting aircraft often need a runway of at least 4,000 feet in length. The Super Scooper is capable of scooping water in 12 seconds from bodies of water of 4,900 feet or more in length and can empty the water load in 3 seconds in one drop or split the drop into two. The Super Scooper’s water tank capacity is shown in the table below:

	Volume Liters	Imp Gal	U.S. Gal	Weight Kg	Lbs
Each tank	2,673	588	706	2,722	6,000
Total both tanks	5,346	1,176	1,412	5,443	12,000

A summary graphic of the Super Scooper and its efficiency in collecting water is provided below.

Source: United States Department of Agriculture Amphibious Water Scooper Aircraft Operations Plan 2016.

Air Attack Fleet

Air Attack aircraft provide high level situational awareness of fire growth, ground firefighting elements, other aircraft within the fire traffic area, and changing weather conditions to Incident Commanders. Each aircraft is outfitted with a broad suite of communication technologies. The Daher Kodiak and Pilatus PC-12 aircraft, the newest additions to our Air Attack fleet, are particularly renowned for their rugged build and versatility in landing on challenging terrain which is an asset given the inconsistent and harsh flying conditions that challenge aerial firefighting. Our Air Attack fleet is suitable for STOL, allowing for deployment in a greater range of scenarios. A high level of reliability allows the aircraft to be serviced and available for contract for more days, with fewer unscheduled maintenance events in-field. Above active wildfires, the aircraft can maintain the fuel efficiency required to loiter for four to seven hours with slow and stable flight characteristics, offering the ATGS greater visibility.

Unmanned Aircraft Systems

We own and operate two Aurora eVTOL Skiron UAS as part of our unmanned aerial surveillance services. The Aurora eVTOL Skiron provide real time data to firefighters using infrared and optical imagery and have extended flight endurance of two to four hours. Our dual-sensor imaging systems are capable of single-pass fire perimeter mapping. The data can be displayed on a tablet, allowing decision-makers to leverage near real-time data from the aircraft in flight. Belly-mounted compact dual-sensor imaging systems generate large scale orthographic images and fire perimeter mapping, which can be overlayed on a Google Earth image for greater ease of use. Our Aurora eVTOL Skiron use a hybrid vertical take-off and landing to facilitate agile flight operations, have an extended flight endurance of two to four hours and provide persistent intelligence, surveillance and reconnaissance to Incident Commanders while minimizing downtime. The two Aurora eVTOL Skiron aircraft are fully electric and emit zero emissions during operations, supporting our sustainable and environmentally friendly firefighting methods. Our Aurora eVTOL Skiron, while still a burgeoning capability, offer our clients consistent surveillance when traditional manned solutions are limited.

Key Market Drivers and Opportunities

There are several key market drivers and opportunities for our business, including:

Longer and more severe fire seasons drive demand for fire suppression and aerial surveillance services

NIFC Suppression Costs Data supports that the acreage burned in the U.S. has increased over time. While there is variability in the acreage burned in any given year, the annual average of 7.0 million acres burned since 2000 has more than doubled the annual average acreage burned in the 1990s of 3.3 million. The year 2020 was one of the most intense fire years recorded in U.S. history with over 10.1 million acres burned.

While the North American wildfire off-season is typically between November and April, fires are starting earlier in the spring and lasting deeper into the fall according to the United States Environmental Protection Agency (the “EPA”).6 The U.S. fire season is also lengthening on a consistent basis – according to Climate Central, the U.S. fire season is on average 105 days longer than it was in 1970. Climate Central also reported that the average number of large fires (larger than 1,000 acres) burning each year had tripled between the period of the 1970s to the 2010s, and the acres burned by such fires showed a six-fold increase in the 2010s compared to the 1970s.7 Climate Central attributes the lengthening wildfire season to factors including warmer springs, longer summer dry seasons and drier soils and vegetation, with climate change threatening to increase the extent and severity of these fires. The United States national fire preparedness level has increased over time. The five preparedness levels range from the lowest (1) to the highest (5) and are dictated by fuel and weather conditions, fire activity, and fire suppression resource availability throughout the country. Level 5 represents that several geographic areas are experiencing large, complex wildland fire incidents, which have the potential to exhaust national wildland firefighting resources, while Level 1 represents there is very minimal fire activity. According to data provided by the NIFC, the average U.S. fire preparedness level during the main wildfire season (June through September) has increased over time by almost half of a level: during the past five years (2018 – 2022) the average U.S. fire preparedness level was 3.24, while the average U.S. fire preparedness level since 1990 was 2.80.8

In 2022, about 7.6 million acres of U.S. land had burned, according to the 2022 annual report by the National Centers for Environmental Information – National Oceanic and Atmospheric Administration (“NCEI”), up 7.6% from the 2001-2020 average for the same period.9 However, the number of wildfires during 2022 was down 3.6% from the 2001-2020 average for the same period. Additionally, according to data from the NIFC, the average national wildland fire preparedness levels per month in 2022 reached a high of Level 4. In the same period in 2021 and 2020, the average national preparedness levels per month reached a high of Level 5.10 This decrease in the U.S. national level of fire preparedness in 2022 may be partially attributed to the Western United States, which experienced one of the slowest wildfire seasons in recent years, according to a November 2022 Wall Street Journal article, due to increased and timely precipitation and cooler temperatures.11

Increasing federal and state funding for wildfire control

National funding for wildfire management is appropriated by Congress and each state pays for wildland firefighting slightly differently. While fire suppression activities on wildlands in the U.S. are financed through federal funds, budget-making processes may restrict the amount allocated. According to the NIFC Suppression Costs Data, federal government fire suppression spending in 2021 increased by 93.0% from 2020 to $4.4 billion. The funding is allocated to the Department of the Interior (the “DOI”) and the USFS. Our company then enters into short, medium

[6]

United States Environmental Protection Agency, Climate Change Indicators: Wildfires, last accessed Oct. 26, 2022 (https://www.epa.gov/climate-indicators/climate-change-indicators-wildfires) (the “EPA Climate Change Indicators Article”).

[7]

Climate Central, Climate Change is Tipping Scales Toward More Wildfires, Jun. 23, 2016 (https://www.climatesignals.org/headlines/climate-change-tipping-scales-toward-more-wildfires) (the “Climate Central Article”).

[8]	NIFC, Fire Information, last accessed Feb. 24, 2023 (https://www.nifc.gov/fire-information#current-level).
[9]	NCEI, Monthly Wildfires Report for Annual 2022, last accessed Feb. 19, 2023 (https://www.ncei.noaa.gov/access/monitoring/monthly-report/fire/202213).
[10]	NIFC, Fire Information, last accessed Feb. 24, 2023 (https://www.nifc.gov/fire-information#current-levels).
[11]	J. Carlson, Wildfire Season in U.S. West Ends with Fewer Blazes, Less Damage, Wall Street Journal, Nov. 17, 2022

(https://www.wsj.com/articles/wildfire-season-in-u-s-west-ends-with-fewer-blazes-less-damage-11668691872) (“WSJ Wildfire Season Article”).

and long-term contracts with federal agencies during the firefighting season. Additionally, on the state level, we are generally seeing significant increases in several state governments and private entities who are preparing themselves for the new fire reality. For example, in December 2022, the federal government announced the allocation of an additional $228.0 million in fiscal year 2023 to wildfire mitigation efforts, and in 2021, Washington State invested $328.0 million over the five following years to fight wildfires.12 While this level of commitment is unique, it is reflective of the increased awareness across many levels of government and private entities that wildfire risk has entered a new era of severity.

Given our long-standing customer relationships with governmental bodies, we have an opportunity to fulfill this increased demand for firefighting services driven by longer and more severe fire seasons. We view the increased demand as a means to further government agency ties and to capitalize on new aircraft investments.

Increased demand and limited supply of purpose-built suppression aircraft

According to the reports published by the National Interagency Coordination Center, demand for Type 3 multi-engine airtankers, which includes the Super Scooper aircraft, increased by over 56% for the two-year period of 2021 and 2022 compared to the prior two-year period of 2019 and 2020.13 The Wildland Fire Reports showed that the increase in demand led to a higher percentage of unfulfilled requests, and in 2022, 34.9% of Type 3 multi-engine airtankers requests were unfulfilled compared to 8.9% in 2020.

Super Scoopers are multi-engine airtankers built specifically for aerial firefighting. They are highly effective at fighting fires and have historically been owned and operated by foreign governments throughout Europe (there are approximately 40 amphibious scooping aircraft owned by France, Greece, Italy and Spain) and as a result, used amphibious scooping aircraft are difficult to locate and obtain in the United States. We are an original customer for LAS’ launch of their Super Scooper CL-415EAF (Enhanced Aerial Firefighter) Program. LAS has only made a limited number of Super Scoopers available for sale between 2020 and 2025, and pursuant to our purchase agreement with LAS and Viking, dated April 13, 2018 (as amended and supplemented from time to time, the “LAS Purchase Agreement”), which has been amended numerous times to add additional planes and upgrades, we agreed to purchase six of the limited number of Super Scoopers. On February 17, 2023, we received our sixth Super Scooper, which will allow greater deployment of the Bridger aircraft fleet across the U.S. LAS may terminate the LAS Purchase Agreement with respect to a purchased aircraft for which the closing has not occurred by providing at least thirty (30) days’ notice upon occurrence of certain events of default by us and certain excusable delays. We have the right to terminate the LAS Purchase Agreement with respect to a purchased aircraft

[12]

U.S. Department of the Interior, Deputy Secretary Beaudreau Announces $228 Million for Wildfire Mitigation and Resilience from Bipartisan Infrastructure Law, Dec. 14, 2022 (https://www.doi.gov/pressreleases/deputy-secretary-beaudreau-announces-228-million-wildfire-mitigation-and-resilience #:~:text=The%20%24228%20million%20announced%20today,of%20%24408%20million%20in%20funding.); L. Pulkkinen, Inside Washington’s $328M push to prevent disastrous wildfires, CrossCut, Apr. 16, 2021 (https://crosscut.com/politics/2021/04/inside-washingtons-328m-push-prevent-disastrous-wildfires); Washington State Legislature, HB1168—2021-22, last accessed Oct. 26, 2022 (https://app.leg.wa.gov/billsummary?BillNumber=1168&Year=2021&Initiative=false).

[13]

The NICC 2022 Annual Report; National Interagency Coordination Center, Wildland Fire Summary and Statistics Annual Report 2021, last accessed Feb. 28, 2023 (https://www.predictiveservices.nifc.gov/intelligence/2021_statssumm/annual_report_2021.pdf); National Interagency Coordination Center, Wildland Fire Summary and Statistics Annual Report 2020, last accessed Feb. 28, 2023 (https://www.predictiveservices.nifc.gov/intelligence/2020_statssumm/annual_report_2020.pdf); National Interagency Coordination Center, Wildland Fire Summary and Statistics Annual Report 2019, last accessed Feb. 28, 2023 (https://www.predictiveservices.nifc.gov/intelligence/2019_statssumm/annual_report_2019.pdf) (the “Wildland Fire Reports”).

for which the closing has not occurred by providing at least thirty (30) days’ notice upon occurrence of certain events of default by LAS or certain delays in aircraft delivery. As we are a long-standing customer of LAS, and as LAS develops their next generation of aerial firefighting solutions, our continuous feedback informs advancements in firefighting technology.

Given the limited supply of purpose-built multi-engine airtankers, upkeep and maintenance of existing aircraft is vital to minimize lapses in firefighting services occurring during wildfire season and to reduce the impact of any disruptions that occur. The Super Scooper is the only aerial fire suppression aircraft with factory OEM support which aids in reducing downtime.

Our Competitive Strengths

Full spectrum of aerial firefighting services

We provide full-spectrum aerial firefighting services, offering both fire suppression and aerial surveillance services in the U.S. We emphasize continued investment in new aerial surveillance and aerial fire suppression aircraft, as well as innovation in the realm of unmanned platforms. Our aerial surveillance fleet has evolved since our inception from a single aircraft and pilot to the fleet operated today. The diversity of our service offerings affords customers the opportunity to select the appropriate services for their specific needs.

Purpose-built aircraft that can drop higher volumes of water

Our Super Scooper aircraft are the latest model in the LAS production line and feature enhanced industry technology. Viking, a subsidiary of LAS, purchased the type certificate and is the OEM for the design of all the CL-215 and CL-415 models from Bombardier Aerospace. LAS then made significant improvements and introduced the Super Scooper, which includes the following improvements over the CL-415:

•	Higher cruising speed;

•	Improved air safety;

•	Latest-generation technological reliability;

•	New avionics and instrumentation;

•	More accurate water discharge technology;

•	Suitability for mountainous terrain;

•	STOL on asphalt, gravel and water;

•	Lower speed during water-bombing (low and slow flight);

•	Improved operational efficiency; and

•	Structural integrity.

The Super Scooper leverages modern turbine engines to deliver superior high-altitude performance. The Super Scooper is able to reload in under a minute, compared to a reload time of approximately 30 minutes to one hour, depending on base capabilities, for other air tankers enabling the Super Scooper to make more drops in the same amount of time. The Super Scooper can drop approximately 50,000 gallons before requiring refueling, while the largest tanker in the market can only drop 30 thousand gallons of retardant before needing to refuel and reload retardant. The Super Scooper aircraft allow for rapid delivery of water strikes to extinguish wildfires, particularly when deployed in tandem or larger groups to allow for continuous water-delivery as aircraft return to the water source.

Highly-skilled crew of pilots and maintenance personnel

As of December 31, 2022, we have 12 captains on staff as part of the Super Scooper flight crew. Each captain has thousands of hours of flight time in the Super Scooper conducting firefighting operations. All flight crew have a minimum of four years of aerial firefighting experience. Recurrent training for all flight crew is required in a Level D full motion flight simulator.

Each of our pilots attends annual and recurrent training specific to the aircraft they operate and to meet our standards of safety and standard operating procedures. Each pilot that flies an aircraft on contract for a government agency receives a certification card on an annual basis that validates they are qualified by the government to safely operate the aircraft while on contract.

As of December 31, 2022, we have 11 crew chiefs on staff as part of the Super Scooper maintenance crew. Each crew chief has thousands of hours maintaining aircraft in the Viking family and are familiar with firefighting operations. Factory training is mandatory for all of the maintenance team specific to the aircraft and components they maintain. They are also required to complete company-specific training courses regarding safety, standard operating procedures and systems in which they track and sign-off on maintenance logs.

Long-standing client relationships

We have provided aerial firefighting services for six years to government agencies, including the USFS, California Department of Forestry and Fire Protection (“Cal Fire”) and multiple other state governments. The Company was awarded the first contract by the DOI to operate a fleet of UAS on-call over active wildfires throughout the U.S. We have been praised as an industry leader, specifically by the USFS, with regards to the SMS program and have been recommended by the USFS as a model for safe aircraft operations. Currently, we maintain active contracts with multiple federal agencies and the state governments of many high wildfire risk states, and we have a 100% renewal rate on our federal and state contracts. We bid upon and were awarded a USFS multi-year contract beginning with the 2021 fire season through the beginning of the 2025 fire season for the use of our Super Scooper planes.

Our relationship with the USFS involves three material service agreements: Contract No. 1202SA21T9009, dated as of June 3, 2021 (“Call-When-Needed Water Scooper Contract”), Contract No. 12024B19C9025, dated as of May 15, 2019 (“Exclusive Use Light Fixed Wing Contract”), and Contract No. 1202SA21G5100, dated as of February 22, 2021 (“Call-When-Needed Light Fixed Wing Contract”). Under the Call-When-Needed Water Scooper Contract, we provide Super Scooper aircraft services for wildland firefighting on a national basis for a period of four years from June 3, 2021. We generate revenue under the Call-When-Needed Water Scooper Contract from task orders placed by the USFS. Under the terms of the Call-When-Needed Water Scooper Contract, the USFS reserves the right to terminate the Call-When-Needed Water Scooper Contract, or any part thereof, for its sole convenience or in the event of any default by us. Under the Exclusive Use Light Fixed Wing Contract, we provide light fixed wing aircraft firefighting services on an exclusive use basis for the Northern, Rocky Mountain, Southwestern, Intermountain and Pacific Southwest regions, as defined by the U.S. Department of Agriculture. The original term of the Exclusive Use Light Fixed Wing Contract was for 12-months from May 15, 2019; however, the contract included an option to extend the contract for four additional periods of one year each, and the USFS has exercised its annual option to extend the contract for 12-month periods on each of March 18, 2020, April, 21, 2021 and April 18, 2022. We generate revenue under the Exclusive Use Light Fixed Wing Contract by providing guaranteed availability of our services for 120 calendar days per year, with different rates charged for standby hours and flight hours. Under the terms of the Exclusive Use Light Fixed Wing Contract, the USFS reserves the right to terminate the Exclusive Use Light Fixed Wing Contract, or any part thereof, for its sole convenience or in the event of any default by us. Under the Call-When-Needed Light Fixed Wing Contract, we provide light fixed wing aircraft firefighting services, on a call-when-needed basis, for the air tactical group supervision mission on behalf of the Northern Region, as defined by the USFS. The term of the Call-When-Needed Light Fixed Wing Contract is for a period of four years. We generate revenue under the Call-When-Needed Light Fixed Wing Contract by providing our services when called upon by the USFS, if available at time of call, with different rates charged for standby hours and flight hours. Under the terms of the Call-When- Needed Light Fixed Wing Contract, the USFS reserves the right to terminate the Call-When-Needed Light Fixed Wing Contract, or any part thereof, for its sole convenience or in the event of any default by us.

Our Growth Strategy

Acquire and deploy additional aircraft to meet increased demand

We are an original customer for LAS’s launch of its Super Scooper CL-415EAF Program. There are approximately 40 amphibious scooping aircraft owned by France, Greece, Italy and Spain and as a result, used amphibious scooping aircraft are difficult to locate and obtain. LAS has only made a limited number available for sale between 2020 and 2025, and we agreed to purchase six of this limited number and are in discussion to potentially purchase two more.

Expanding our services

Fire Monitoring Technology: With roughly 70,000 wildfires occurring each year in the U.S. (according to the NIFC Suppression Costs Data), news feeds are saturated with reports of wildfires that have grown quickly and are out of control. Current consolidated fire data is controlled by wildfire agencies with limited to no access publicly available. We launched our FireTRAC application (“FireTRAC”) in April 2022 to provide a resource to the general public in easy to use mobile and web applications. FireTRAC notifies users of potential fire danger and provides maps and high- resolution photo overlays so users can learn where the fires are located and find safety. FireTRAC provides near real-time data directly to citizens, landowners, insurance companies, utilities, municipal and county governments and potentially federal agencies. The app provides consolidated information, imagery and data regarding critical wildfire incidents in a seamless and user-friendly interface. The app puts this critical information in one place, providing rapid updates and building a user community along the way.

Maintenance, Repair, Overhaul: We have an experienced and well-trained crew of maintenance professionals. Maintenance personnel and their maintenance support staff are current on all general aviation standards and requirements and are specifically trained to service our fleet of aircraft. We ensure our maintenance team has all the necessary equipment needed to exceed FAA maintenance standards and maintain USFS and DOI contract aircraft requirements. We are a FAA Certified Part 145 Repair Station offering Airframe and Avionics repair capabilities for the Aerial Firefighting Fleet. In April 2022, our Part 145 Certified Repair Station was awarded an ISO 9110, certification which is one of the highest standards in a repair organization recognized by the FAA. This certification was completed by the British Standards Institution, recognized as an industry leader in quality management systems.

Domestic and international expansion

We are committed to increasing our market share and service offering domestically. Given our competitive strengths, we believe we are well-positioned to take advantage of the growth in domestic demand for fire safety and environmental awareness. We currently have contracts in place with the USFS, the DOI, Washington State Department of Natural Resources, Alaska Department of Natural Resources, Cal Fire, Idaho Department of Lands, Minnesota Department of Natural Resources, Montana Department of Natural Resources and Conservation, Nevada Department of Conservation and Natural Resources, and Oregon Department of Forestry.

We intend to penetrate certain additional domestic markets through leveraging existing relationships and building local market teams. We have established this historically by maintaining relationships in the field with customers, gathering near real-time feedback to improve operations, as well as holding regular feedback sessions to incorporate points of improvement and planning for subsequent years.

While our current expansion focus is on domestic markets, we believe international expansion may provide additional growth opportunities for us in the future. We are exploring the possibility of operating internationally during the North American wildfire off-season, which generally occurs between November and April. We seek to become a global entity that provides aerial firefighting services worldwide. Our goal is to bring the Super Scooper to Europe, Asia and/or South America as our first international expansions in the future and to demonstrate the platform’s effectiveness. Currently, Super Scoopers are either not utilized on wildland fires in these areas or are not operated in a contractor-owned, contractor-operated business model. We plan to fill an underserved need to provide an alternative solution to aging and obsolete government-owned, government- operated fleets.

Pursuing Opportunistic M&A

We intend to continue to evaluate M&A opportunities to expand our fleet, add new geographies or add additional services. Consistent with this strategy, we regularly evaluate potential acquisition opportunities, including ones that would be significant to us. We cannot predict the timing of any contemplated transactions, and none are currently probable.

Seasonality

Our operating results are impacted by seasonality. Climate conditions and other factors that may influence our revenues may vary each quarter and year. Many of these factors are outside of our control, including but not limited to:

•	forest fires tend to have a higher occurrence during the summer months and during times of drought, but are ultimately unpredictable;

•	climate change and changes in global temperatures occur over time;

•	unexpected weather patterns, natural disasters or other events that increase or decrease the rate or intensity of wildfires or impair our ability to perform firefighting services; and

•	changes in governmental regulations or in the status of our regulatory approvals or applications.

Historically, the demand for our services has been higher in the second and third quarters of each fiscal year due to the timing and duration of the North American fire season. Consequently, revenues, expenses, and operating cash flows from our services are generated mostly in the second and third quarters of our fiscal year. However, the seasonal fluctuation in the need to fight wildfires based upon location and the varying intensity of the fire season may lead our operating results to fluctuate significantly from quarter to quarter and year to year.

Our Customers

Our high-performing aircraft, including the Super Scooper, and full-service support platform have allowed us to enter into contracts with U.S. federal, state and local governmental entities and focus on growth while building additional services to map and analyze fire boundaries. Currently, we are engaged in short, medium and long-term contracts with multiple federal agencies such as the USFS and DOI and the state governments of many of the states most endangered by wildfires. Automatically renewing contracts with governmental entities provide stable revenue streams, allowing us to innovate in the aerial firefighting industry and diversify offerings to customers. We were awarded the first contract by the DOI to operate a fleet of UAS on-call over active wildfires throughout the U.S. We bid upon and were awarded a contract with the USFS for use of our Super Scooper aircraft, beginning in 2021 into 2025.

While a majority of our existing contracts are for a one-year base term, we enter into short, medium and long-term contracts with customers, primarily with the aforementioned government agencies during the firefighting season, to deploy aerial fire management assets. Contracts are based on either a Call-When-Needed (“CWN”) or Exclusive Use (“EU”) basis. Rates established are generally more competitive based on the security of the revenue from the contract (i.e., an EU versus only on an as-needed basis in CWN). We have a 100% renewal rate on our federal and state contracts.

Facilities

Our headquarters are located in Belgrade, Montana, and our aircraft fleet resides at the Bozeman Yellowstone International Airport. We lease five existing lots at the airport on 20-year and 10-year ground leases. We own two hangars and plan to construct two additional hangars adjacent to our existing hangars.

Our Competitors

Our primary competition is a private aerial firefighting operator that currently manages 4 CL-415s, 3 Type II Dash 8-400AT and 7 Avro RJ85s, which are designed to drop retardant. Additionally, from time-to-time we may compete with aerial firefighting companies that drop water from helicopters. However, our management does not view helicopters as a direct threat to our operations because while many helicopters are only able to pursue two-hour missions due to fuel capacity, our Super Scooper aircraft have four-hour fuel capacity.

Our Super Scooper program is not designed to replace the use of aircraft that drop fire retardant on wildfires. Fire retardant is a substance frequently deployed by large air tankers to slow down or stop the spread of fire and is frequently used to create a perimeter or border around a fire. While it is possible for a fire to burn through a fire line created by fire retardant, fire retardant remains a valuable tool in the fight and management of wildfires, and when combined with the deployment of Super Scoopers dropping water, can be effective in managing, controlling and slowing the spread of wildfires.

We believe our ability to compete successfully as an aerial firefighting service will depend on a number of factors, which may change in the future due to increased competition, including the price of our offerings, consumer confidence in the safety and efficacy of our offerings and consumer satisfaction for the solutions we offer.

Our Environmental Impact

According to the EPA Climate Change Indicators Article, multiple studies have found that “climate change has already led to an increase in wildfire season length, wildfire frequency and burned area”, “climate change threatens to increase the frequency, extent and severity of fires through increased temperatures and drought” and wildfires release a significant amount of carbon emissions each year.

Amid raging wildfires, changing climate and year-round fire season, we use sustainable and environmentally friendly firefighting methods. By sourcing water near the fire for our fire suppression services, we minimize harm to the local water system by keeping water in the local ecology and reducing flight time between scoops and drops. Our mission is to save lives, property, and habitats through our world-class team, specialized aircraft, and innovative use of technology and data.

Human Capital

Our employees are critical to our success. As of December 31, 2022, we had 166 employees. We have high selection standards, recruiting individuals with specific technical skills and demonstrated ability to work independently in a wide variety of work environments. Prior to joining our company, many of our employees had prior experience working for a wide variety of reputed research, commercial and military aerospace and non-aerospace organizations. As a company founded by veterans, we seek to employ qualified veterans and draw upon the experiences of their shared military background including their strategic mindset, management skillset and high level of discipline. As of December 31, 2022, approximately 1 out of 5 of our employees is a veteran of the U.S. military.

To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good. We routinely solicit feedback from our entire employee base and empower individuals by encouraging them to formulate solutions and process improvements no matter the level of role. Accordingly, our voluntary turnover is very low, employee engagement is high, and we have not experienced any interruptions of operations due to labor disagreements. Our employees are not subject to collective bargaining agreements or represented by labor union.

Health and Safety

We are committed to the safety of our employees. We maintain environmental, health and safety policies that seek to promote the operation of our business in a manner that is protective of the health and safety of the public and its employees, particularly in response to the global COVID-19 pandemic. Depending on the current circumstances of the evolving COVID-19 pandemic, we have implemented actions to maintain the health of our employees including social distancing measures, the use of masks, restricting visitors and unnecessary travel and working from home, where appropriate.

Our operations offer several health and welfare programs to employees to promote fitness and wellness and to encourage preventative healthcare. In addition, our employees are offered a confidential employee assistance program that provides professional counseling to employees and their family members. We have a holistic philosophy for our benefits offerings, supporting physical health, mental health, financial health, community support and a wide variety of insurance plans to hedge against uncertain losses (e.g., accident, short term disability, paid leaves, and life insurance).

Employee Trainings

To address the inherently dangerous nature of the job, we adhere to achieving operational excellence and providing our employees with the means to further their development. All of our pilots are given extensive training during the winter months, regardless of tenure or previous experience. The trainings include classroom/ online courses, simulators, and in-plane time. We strive to have high industry standards and employ several dedicated pilot and airframe-specific trainers. Routinely, we fund enhanced workforce training in specific technical fields related to those employees’ desires. In one instance, we have had an employee who was hired as a facility cleaner. With further training and investment, the employee became a ground vehicle support manager and is now an aircraft mechanic. We also hire entry level mechanics and train them to obtain their airframe and powerplant certification, which allows them to perform maintenance on any aircraft unsupervised.

In addition to technical training, we invest heavily in leadership and management training as well as some of the most advanced safety training available in our industry. The State of Montana Job Grant program has been a tremendous help to us through our early years by providing state funded training to employees attending schooling to better their position as employees within the State of Montana. Before hiring externally as needs are identified, a careful analysis is done of our current staff to determine if the aptitude and interest is already in our employee base. By prioritizing training and promoting current employees, we enhance employee engagement and cut costs simultaneously.

Employee Retention and Opportunity

We believe that attraction and retention of top talent from a variety of backgrounds is important and we employ policies and procedures to recruit diverse talent as well as policies to ensure pay equality. We have an Equal Employment Opportunity Policy whereby we commit to providing equal employment opportunity, promotion, services, or activities which operates for all qualified employees and applicants without regard to race, color, sex, sexual orientation, gender identity, gender expression, parental status, citizenship status, religion, national origin, disability, veteran status, age, marital status, pregnancy, genetic information or other legally protected status. We drive a culture that understands and respects differences. We rely heavily on recruiting internationally to work on our purpose-built aerial firefighting aircraft and identify the cultural benefits that these individuals bring to our company.

Governmental Regulation

Federal Aviation Administration

The regulations, policies and guidance issued by the FAA apply to the use and operation of our aircraft. Operators of aircraft are required to have proper licenses, permits and authorizations from the FAA and comply with the FAA’s insurance requirements for third-party liability and government property. While our aircraft are currently registered with the FAA, in the event of a change in ownership, the FAA license will be updated with current information. In that instance, once any such new vehicle registration applications are filed, the applications will serve as registrations until the FAA issues the new vehicle registrations, which will allow operations to continue during that period.

Failure to comply with the FAA’s aviation or space transportation regulations may result in civil penalties or private lawsuits, or the suspension or revocation of licenses or permits, which would prevent operating our aircraft.

In addition to the FAA, our industry is regulated by multiple federal agencies who, in some cases, act as both customer and regulator. We are proud to have a stellar record of performance both in flight and on the ground with respect to all of our regulatory bodies.

Item 1A.	Risk Factors

Risk Factors Summary

An investment in our securities involves substantial risk. The occurrence of one or more of the events or circumstances described in the section of this Annual Report entitled “Risk Factors,” alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition or results of operations. These risks include the following:

•

Our operation of aircraft involves a degree of inherent risk, and we could suffer losses and adverse publicity stemming from any accident, whether related to us or not, involving aircraft, helicopters, or commercial drones similar to the assets we use in our operations.

•	Our business is inherently risky in that it is fighting wildfires which are powerful and unpredictable.

•

The unavailability of an aircraft due to loss, delayed delivery of new aircraft, mechanical failure, lack of pilots or mechanical personnel, especially a Super Scooper, would result in lower operating revenues for us for a period of time that would likely be prolonged, particularly as we lack diversification with respect to our fire suppression aircraft.

•	Our inability to source and hire personnel with appropriate skills and experience would inhibit operations.

•	The development of superior alternative firefighting tactics, technology or other businesses or government entities who provide the services we provide could reduce demand for our services.

•	A cyber-based attack of our IT systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales, and harm to our reputation.

•

Any failure to offer high-quality aerial firefighting services may harm relationships with our customers and could adversely affect our reputation, brand, business, financial condition, or results of operations.

•

We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure, and changes in weather patterns may result in lower demand for our services if such changes result in a reduced risk of wildfires.

•	We are highly dependent on our senior management team and other highly skilled personnel with unique skills.

•

There is a seasonal fluctuation in the need to fight forest fires based upon location, a substantial majority of our revenue currently concentrated in the Western United States. As a result, our operating results may fluctuate significantly from quarter to quarter and from year to year.

•

The aerial firefighting industry is expected to grow in the near future and is volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our services, if it encounters negative publicity or if our solution does not drive commercial or governmental engagement, the growth of our business will be harmed.

•

We depend significantly on government customers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties. We are also subject to regulations applicable to government contractors which increase our operating costs and if we fail to comply, could result in the termination of our contracts with government entities.

•	We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

•

We rely on a few large customers for a majority of our business, and the loss of any of these customers, or other adverse developments with respect to these customers could materially reduce our net income and operating results.

•

We rely on a limited number of suppliers for certain raw materials, supplied components and new CL-415EAF aircraft. We may not be able to obtain sufficient raw materials, supplied components or CL-415EAF aircraft to meet our maintenance or operating needs or obtain such materials on favorable terms or at all, which could impede our ability to increase our revenue and net income.

•

We currently rely and will continue to rely on third-party partners to provide and store the parts and components required to service and maintain our aircraft, and to supply critical components and systems, which exposes us to a number of risks and uncertainties outside our control.

•

We may require substantial additional funding to finance our operations and growth strategy, but adequate additional financing may not be available when we need it, on acceptable terms, or at all, and may depend in part, on the market price of our Common Stock.

•	Our systems, aircraft, technologies and services and related equipment may have shorter useful lives than we anticipate.

•	We have a substantial amount of debt and servicing future interests or principal payments may require us to change our business strategy to accommodate the repayment of our debt.

•	We have incurred significant losses since inception, and we may not be able to achieve, maintain or increase profitability or positive cash flow.

•

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

•	We have identified material weaknesses in our internal control over financial reporting, which we are in the process of, and are focused on, remediating.

•	The price of our Common Stock and Warrants are likely to be highly volatile.

•

Our Common Stock is subject to restrictions on ownership by non-U.S. citizens, which could require divestiture by non-U.S. citizen stockholders and could have a negative impact on the transferability of our common stock, its liquidity and market value, and such restrictions may deter a potential change of control transaction.

•	We may issue additional shares of our Common Stock or other equity securities, which would dilute your ownership interest in us and may depress the market price of our Common Stock.

•	There can be no assurance that we will be able to comply with Nasdaq’s continued listing standards.

•	The holders of shares of Series A Preferred Stock have rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our Common Stock.

•	A small number of our stockholders could significantly influence our business.

•

Future sales, or the perception of future sales, of a substantial number of shares of our Common Stock and Warrants, by us or our stockholders in the public market may cause the price of our Common Stock and Warrants to decline.

•	Warrants are exercisable for our Common Stock and if exercised will, increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.

•

The price of our Common Stock may remain below $11.50 until expiration of the Warrant exercise period, and the Warrants may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 65% of (i) the then-outstanding Public Warrants and/or (ii) the then-outstanding Private Placement Warrants, as applicable, approve of such amendment.

•	We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occur, our stock price, business, operating results and financial condition could be materially adversely affected and the market price of our securities could decline, causing our equityholders to lose all or a portion of their investment. For more information, see below for more detailed descriptions of each risk factor. Unless the context otherwise requires, all references in this section to “Bridger,” the “Company,” “we,” “us,” “our,” and other similar terms refer to the business of Legacy Bridger and its subsidiaries prior to the Business Combination and Bridger Aerospace Group Holdings, Inc. and its subsidiaries following the Business Combination.

Aviation and Firefighting Risks

Our operation of aircraft involves a degree of inherent risk, and we could suffer losses and adverse publicity stemming from any accident, whether related to us or not, involving aircraft, helicopters, or commercial drones similar to the assets we use in our operations.

The operation of aircraft is subject to various risks, and demand for firefighting services, may in the future be impacted by accidents or other safety issues regardless of whether such accidents or issues involve Bridger flights, our aircraft operators, or aircraft flown by our aircraft operators. Air transportation hazards, such as adverse weather conditions and fire and mechanical failures, may result in death or injury to personnel and passengers which could impact client confidence in a particular aircraft type. Safety statistics for air travel are reported by multiple parties, including the Department of Transportation (the “DOT”) and National Transportation Safety Board, and are often separated into categories of transportation. Because our aerial firefighting services include a variety of aircraft, our clients may have a hard time determining how safe aerial firefighting services are, and their confidence in aerial firefighting may be impacted by, among other things, the classification of accidents in ways that reflect poorly on aerial firefighting services or the methods that aerial firefighting services utilize.

As the owners and operators of certain aircraft, including the CL-415EAFs, we believe that safety and reliability are two of the primary attributes that customers consider when selecting aerial firefighting services. Our failure to maintain standards of safety and reliability that are satisfactory to our customers may adversely impact our ability to retain current customers and attract new customers. We are at risk of adverse publicity stemming from any public incident involving our company, our people, or our brand. Such an incident could involve the actual or alleged behavior of any of our employees.

Increased accident history could bar us from certain contracts, thereby reducing demand for our services. Further, if our personnel or one of the aircraft models that is used by us is involved in a public incident, accident, catastrophe, or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe, or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe, or action involving our employees or one of the aircraft models used by us could create an adverse public perception, which could harm our reputation, resulting in existing or potential customers being reluctant to use our services and adversely impacting our business, results of operations, and financial condition. If one or more of our operators were to suffer an accident or lose the ability to fly certain aircraft due to safety concerns or investigations, we may be required to cancel or delay certain aerial firefighting services until replacement aircraft and personnel are obtained.

Our operations may also be negatively impacted by accidents or other safety-related events or investigations that occur in or near the airports and the hangars we utilize for our aerial firefighting services. For example, if an accident were to occur at or near one of our hangars that rely on for certain flights, we may be unable to utilize that hangar until the accident has been cleared, any damages to the facilities have been repaired, and any insurance, regulatory, or other investigations have been completed. Similarly, an adverse safety event by a third- party with respect to the CL-415EAF or any of the other planes in our fleet could result in temporary or permanent bans on certain aircraft models by our current or future customers.

Our business is inherently risky in that it is fighting wildfires which are powerful and unpredictable.

The performance of our services necessitates that we interact with wildfires. Wildfires can be massively unpredictable, and while we have implemented safety protocols and systems, these protocols and systems cannot eliminate the risk of accidents. Further, to effectively fight fires, flight operations often require low-level flights and involve performing services in mountainous terrain, both of which increase the risks involved with our services. To protect against these dangers, we may be required to incur more expenses and/or implement time- consuming safety protocols and systems, which could cause our expenses to be higher than anticipated. We may also be more likely to experience an adverse safety event.

The unavailability of an aircraft due to loss, delayed delivery of new aircraft, mechanical failure, lack of pilots or maintenance personnel, especially one of the Viking Air CL-415EAFs (a Super Scooper), would result in lower operating revenues for us for a period of time that cannot be determined and would likely be prolonged.

Aircraft loss for any reason could impact our ability to provide services. Short- or long-term unavailability of an aircraft may also result from an aging fleet or parts obsolescence. Replacement aircraft or replacement parts may not be available or only available with significant delays.

Our revenues are disproportionately derived from the services of our six Super Scoopers. The unavailability of one or more of our Super Scoopers could result in a significant reduction in our revenues and adversely affect our results of operations. For example, in 2022, we experienced a delay with the delivery of our fifth and sixth Super Scooper aircraft and two Unmanned Aerial Systems (“UAS”) drones. We originally expected that the fifth Super Scooper, sixth Super Scooper, and the two UAS drones would be delivered in May 2022, July 2022 and May 2022, respectively, but ultimately, the delivery and subsequent preparation for deployment of the fifth Super Scooper was delayed until September 2022, the two UAS drones were delivered in October 2022 and the sixth Super Scooper was not delivered until February 2023. As a result of such delays, our results of operations for the 2022 wildfire season were materially affected. Additionally, only pilots with significant flight hours can operate Super Scoopers, and there is a limited number of available pilots due to the demanding levels of training. There is a limited number of Super Scoopers in operation globally. Certain replacement parts may be unavailable or difficult to obtain, and we may be unable to hire sufficient mechanics trained to service Super Scoopers.

Our pilots and mechanics are required by contract to meet a minimum standard of operational experience. Finding and employing individuals with the necessary level of experience and certification has required us to hire U.S. and Canadian personnel. Inability to source and hire personnel with appropriate skills and experience would inhibit operations.

Our business’s success depends on our continued ability to attract, retain, and motivate highly qualified personnel with experience in the aviation space, including pilots and mechanics. However, competition for qualified personnel is intense. Our business may not be successful in attracting qualified personnel to fulfill our current or future needs. In the event that we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development and expansion of our business, and may have difficulty in meeting our obligations as a public company.

In addition, competitors and others may attempt to recruit our employees. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management, pilots, and other technical personnel, could materially and adversely affect our business, financial condition and results of operations. In addition, the replacement of key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

The development of superior alternative firefighting tactics or technology that do not rely on our existing and planned capital assets could reduce demand for our services and result in a material reduction in our revenue and results of operations.

Our aircraft have been modified to deploy our technology and support our existing firefighting tactics to fight wildfires. In particular, the Super Scooper is specially designed to fight forest fires with water and to refill from open bodies of water. If new technology or firefighting tactics are created or discovered that provide more powerful, more economic, faster, safer, more environmentally friendly or services that are otherwise superior in certain aspects to our current services, then we may see reduced demand for our services or be required to incur additional costs to adapt our fleet to such technologies or firefighting tactics. Additionally, current and potential government customers may push towards contracting services from customers with modernized fleets. All of these changes could narrow the scope of future contracts to exclude our existing assets, which could reduce demand for our services, our revenues, and earnings.

Operations Risks

We rely on our IT systems to manage numerous aspects of our business. A cyber-based attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales, and harm to our reputation.

We rely on IT networks and systems to operate and manage our business, including FireTRAC, which combines proprietary data and technology to deliver certain insights on fire risks. Our IT networks and systems process, transmit and store personal and financial information, and proprietary information of our business. The technology also allows us to coordinate our business across our operation bases and communicate with our employees and externally with customers, suppliers, partners, and other third parties. While we believe we take reasonable steps to secure these IT networks and systems, and the data processed, transmitted, and stored thereon, such networks, systems, and data may be susceptible to cyberattacks, viruses, malware, or other unauthorized access or damage (including by environmental, malicious, or negligent acts), which could result in unauthorized access to, or the release and public exposure of, our proprietary information or our users’ personal information. In addition, cyberattacks, viruses, malware, or other damage or unauthorized access to our IT networks and systems could result in damage, disruptions, or shutdowns to our platform. Any of the foregoing could cause substantial harm to our business, require us to make notifications to our customers, governmental authorities, or the media, and could result in litigation, investigations or inquiries by government authorities, or subject us to penalties, fines, and other losses relating to the investigation and remediation of such an attack or other unauthorized access or damage to our IT systems and networks.

Our service, data and systems may be critical to operations or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data, and personal information of employees, and others. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of our or other third-party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems; service or system disruptions or denials of service.

Our ability to attract and retain customers, to efficiently operate our business, and to compete effectively depends in part upon the sophistication, security, and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations. As a result, we are subject to risks imposed by data breaches and operational disruptions, including through cyberattack or cyber-intrusion, by computer hackers, foreign governments, cyber terrorists and activists, cyber criminals, malicious employees or other insiders of the Company or third-party service providers, and other groups and individuals.

Data breaches of companies and governments continue to increase as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased and we, our customers, and third parties increasingly store and transmit data by means of connected IT systems. Additionally, risks such as code anomalies, “Acts of God”, data leakage, cyber-fraud, and human error pose a direct threat to our services, systems, and data and could result in unauthorized or block legitimate access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information.

We also depend on and interact with the technology and systems of third parties, including our customers and third-party service providers such as cloud service providers. Such third parties may host, process, or have access to information we maintain about our company, customers, employees, and vendors or operate systems that are critical to our business operations and services. Like us, these third parties are subject to risks imposed by data breaches, cyberattacks, and other events or actions that could damage, disrupt, or close down their networks or systems. We have security processes, protocols, and standards in place, including contractual provisions requiring such security measures, that are applicable to such third parties and are designed to protect information that is held by them, or to which they have access, as a result of their engagements with us. Nevertheless, a cyberattack could defeat one or more of such third parties’ security measures, allowing an attacker to obtain information about our company, customers, employees, and vendors or disrupt our operations. These third parties may also experience operational disruptions or human error that could result in unauthorized access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information.

A disruption to our complex, global technology infrastructure, including those impacting our computer systems and website, could result in the loss of confidential business or customer information, require substantial repairs or replacements, resulting in significant costs, and lead to the temporary or permanent transfer by customers of some or all of their business to our competitors. The foregoing could harm our reputation and adversely impact our operations, customer service, and results of operations. Additionally, a security breach could require us to devote significant management resources to address the problems created. A significant data breach or any failure, or perceived failure, by us to comply with any federal, state, or foreign privacy laws, regulations, or other principles or orders to which we may be subject could adversely affect our reputation, brand, and business, and may result in claims, investigations, proceedings, or actions against us by governmental entities, litigation, including class action litigation, from our customers, fines, penalties, or other liabilities, or require us to change our operations or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, government authorities, payment companies, consumer reporting agencies, or the media about the incident and may be required to expend additional resources in connection with investigating and remediating such an incident, and otherwise complying with applicable privacy and data security laws.

These types of adverse impacts could also occur in the event the confidentiality, integrity, or availability of company and customer information was compromised due to a data loss by us or a trusted third party. We or the third parties with which we share information may not discover any security breach and loss of information for a significant period of time after the security breach occurs.

We have invested and continue to invest in technology security initiatives, information-technology risk management, business continuity, and disaster recovery plans, including investments to retire and replace end-of-life systems. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more frequent, intense, and sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions, data loss, and cyber-fraud, which could adversely impact our competitiveness and results of operations.

While we have significant security processes and initiatives in place, we may be unable to detect or prevent a breach or disruption in the future. Additionally, while we have insurance coverage designed to address certain aspects of cyber risks in place, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current laws and regulations or the enactment of new laws or regulations in these areas, could adversely affect our business and our financial condition.

We are subject to a wide variety of laws in the United States and other jurisdictions related to privacy, data protection, and consumer protection that are often complex and subject to varying interpretations. As a result, these privacy, data protection, and consumer protection laws may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies and such changes or developments may be contrary to our existing practices. This may cause us to expend resources on updating, changing, or eliminating some of our privacy and data protection practices.

Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.

We have implemented compliance controls, training, policies and procedures designed to prevent and detect reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, such as the U.S. Foreign

Corrupt Practices Act, the protection of export controlled or classified information, such as ITAR, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy and the terms of our contracts. This risk of improper conduct may increase as we continue to grow and expand our operations. We cannot ensure, however, that our controls, training, policies and procedures will prevent or detect all such reckless or criminal acts, and we have been adversely impacted by such acts in the past, which have been immaterial in nature. If not prevented, such reckless or criminal acts could subject us to civil or criminal investigations, monetary and non-monetary penalties and suspension and debarment by the U.S. government and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation. In addition, misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation and could adversely impact our ability to continue to contract with the U.S. government.

Any failure to offer high-quality aerial firefighting services to customers may harm our relationships with our customers and could adversely affect our reputation, brand, business, financial condition, and results of operations.

We strive to create high levels of customer satisfaction and brand trust through our services and the support provided by our employees. Our customers depend on our team to resolve any issues relating to our services, which are often emergencies, in an efficient and accurate manner. Our ability to provide effective and timely services is largely dependent on numerous factors, including our ability to maintain our existing fleet and our ability to attract and retain skilled employees who can support our customers and are sufficiently knowledgeable about our services. As we continue to grow our business and improve our platform, we will face challenges related to providing quality support at scale. Any failure to provide efficient and timely services, or a market perception that we do not maintain high-quality or dependable services, could adversely affect our reputation, brand, business, financial condition, and results of operations.

Natural disasters, unusual weather conditions, pandemic or epidemic outbreaks, terrorist acts and political events could disrupt our business.

The occurrence of one or more natural disasters such as fires, tornados, hurricanes, floods and earthquakes, unusual weather conditions, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events where our facilities or the hangars where our aircraft fleets are located, could damage our fleet or other property and adversely affect our business, financial condition and results of operations. Severe weather, such as rainfall, snowfall or extreme temperatures, may impact the ability for our aerial firefighting services to occur as planned, resulting in additional expense to reschedule or cancel altogether, thereby reducing our sales and profitability. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our aircraft, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. To the extent these events also impact one or more of our suppliers or result in the closure of any of their facilities or our facilities, we may be unable to fulfill our other contracts.

We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure, and changes in weather patterns may result in lower demand for our services if such changes result in a reduced risk of wildfires.

All climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets, or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs.

The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise, and other climate-related events, could affect our operations, infrastructure, and financial results. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change. We believe that rising global temperatures have been, and in the future are expected to be, one factor contributing to increasing rates and severity of wildfires. Climate change and global temperatures are impacted my many variables, however, and cannot be predicted with certainty. If global temperatures were to decrease, then the rate and severity of wildfires may decrease as well, resulting in lower demand for our services.

Our business is dependent on the availability of aircraft fuel. Continued periods of significant disruption in the supply or cost of aircraft fuel could have a significant negative impact on consumer demand, our operating results, and liquidity.

We are currently able to obtain adequate supplies of aircraft fuel but we cannot predict the future availability. Natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast, where we have performed our aerial firefighting services), political disruptions or military conflicts involving oil-producing countries, economic sanctions imposed against oil-producing countries or specific industry participants, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in the cost to transport or store petroleum products, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages or distribution challenges in the future. Any of these factors or events could cause a disruption in or increased demands on oil production, refinery operations, pipeline capacity, or terminal access and possibly result in diminished availability of aircraft fuel supply for our business. The impact of such events may limit our ability to perform our aerial firefighting services, which could result in loss of revenue and adversely affect our ability to provide our services.

System failures, defects, errors, or vulnerabilities in our website, applications, backend systems, or other technology systems or those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition, and results of operations.

Our systems, or those of third parties upon which we rely, may experience service interruptions, outages, or degradation because of hardware and software defects or malfunctions, human error, or malfeasance by third parties or our employees, contractors, or service providers, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, cyberattacks, or other events. Our insurance may not be sufficient, and we may not have sufficient remedies available to us from our third-party service providers, to cover all of our losses that may result from such interruptions, outages, or degradation.

If we fail to adequately protect our proprietary intellectual property rights, our competitive position could be impaired and we may lose market share, generate reduced revenue, and/or incur costly litigation to protect our rights.

Our success depends, in part, on our ability to protect our proprietary intellectual property rights, including certain technologies we utilize in arranging air firefighting services. To date, we have relied primarily on trade secrets and trademarks to protect our proprietary technology. Our software is also subject to certain protection under copyright law, though we have chosen not to register any of our copyrights. We routinely enter into non-disclosure agreements with our employees, consultants, third party aircraft operators, and other relevant persons and take other measures to protect our intellectual property rights, such as limiting access to our trade secrets and other confidential information. We intend to continue to rely on these and other means, including patent protection, in the future. However, the steps we take to protect our intellectual property may be inadequate, and unauthorized parties may attempt to copy aspects of our intellectual property or obtain and use information that we regard as proprietary and, if successful, may potentially cause us to lose market share, harm our ability to compete, and result in reduced revenue. Moreover, our non-disclosure agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products, and there can be no assurance that our competitors or third parties will comply with the terms of these agreements, or that we will be able to successfully enforce such agreements or obtain sufficient remedies if they are breached. There can be no assurance that the intellectual property rights we own or license will provide competitive advantages or will not be challenged or circumvented by our competitors.

Further, obtaining and maintaining patent, copyright, and trademark protection can be costly, and we may choose not to, or may fail to, pursue or maintain such forms of protection for our technology in the United States or foreign jurisdictions, which could harm our ability to maintain our competitive advantage in such jurisdictions. It is also possible that we will fail to identify patentable aspects of our technology before it is too late to obtain patent protection, that we will be unable to devote the resources to file and prosecute all patent applications for such technology, or that we will inadvertently lose protection for failing to comply with all procedural, documentary, payment, and similar obligations during the patent prosecution process. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate to prevent other parties from infringing our proprietary technology. To the extent we expand our international activities, our exposure to unauthorized use of our technologies and proprietary information may increase. We may also fail to detect unauthorized use of our intellectual property or be required to expend significant resources to monitor and protect our intellectual property rights, including engaging in litigation, which may be costly, time-consuming, and divert the attention of management and resources, and may not ultimately be successful. If we fail to meaningfully establish, maintain, protect, and enforce our intellectual property rights, our business, financial condition, and results of operations could be adversely affected.

We use open-source software in connection with our platform, which may pose risks to our intellectual property.

We use open source software in connection with our technology products and plan to continue using open- source software in the future. Some licenses governing the use of open-source software contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software. If we combine or link our proprietary source code with open-source software in certain ways, we may be required, under the terms of the applicable open-source licenses, to make our proprietary source code available to third parties. Although we monitor our use of open-source software, we cannot provide assurance that all open-source software is reviewed prior to use in our platform, that our developers have not incorporated open-source software into our platform that we are unaware of, or that they will not do so in the future. Additionally, the terms of open-source licenses have not been extensively interpreted by United States or international courts, and so there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on us or our proprietary software. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of an open-source license, we could incur significant legal costs defending ourselves against such allegations or remediating any alleged non-compliance with open-source licenses. Any such remediation efforts could require significant additional resources, and we may not be able to successfully complete any such remediation. Further, in addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties, and the open-source software may contain security vulnerabilities.

Our insurance may become too difficult or expensive for us to obtain or maintain. Increases in insurance costs or reductions in insurance coverage may materially and adversely impact our results of operations and financial position.

As the owners and operators of certain aircraft, we maintain general liability aviation premise insurance, non-owned aircraft liability coverage, and directors and officers insurance, and we believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. Additionally, replacement aircraft, especially new Super Scoopers, may not be readily available for purchase, potentially resulting in lost revenue for extended periods of time. Further, we expect our insurance costs to increase as we anticipate adding aircraft, expanding our services, and entering into new markets.

We are highly dependent on our senior management team and other highly skilled personnel with unique skills. We will need to be able to continue to grow our workforce with highly skilled workers in the future. If we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop, and retain a sufficient number of other highly skilled personnel, including finance, marketing, sales, and technology and support personnel. We believe that the breadth and depth of our senior management team’s experience across multiple industries will be instrumental to our success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition, and results of operations. Additionally, our financial condition and results of operations may be adversely affected if we are unable to attract and retain skilled employees to support our operations and growth.

Our business may be adversely affected by labor and union activities.

None of our employees are currently represented by a labor union. However, it is common throughout the aerospace industry generally for many employees at aerospace companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. We may also directly and indirectly depend upon other companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could harm our business, financial condition or operating results.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Our management team has successfully grown and exited prior business ventures, including Ascent Vision Technologies by our founders, Mr. Matthew Sheehy and Mr. Timothy Sheehy. Any past experience or performance of our management team and their respective affiliates is not a guarantee of success with respect to Bridger.

We have entered into ground leases with terms of twenty (20) years and ten (10) years with the Gallatin Airport Authority (the “Airport Authority”) for each of our hangars. If the Airport Authority declines to renew any of our ground leases, our operations and results of operations could be materially and adversely impacted.

Our current hangars are, and the additional hangars we plan to add in the near-term will be, located on certain land owned by the Airport Authority and leased to our subsidiaries. The initial term of each Ground Lease is either twenty (20) years or ten (10) years from its respective commencement date. These hangars are critical to our ability to provide maintenance on our aircraft. If the Airport Authority terminates our leases, or refuses to renew them when expired, we may incur significant costs to locate suitable alternative hangar locations and may incur increased costs to modify any replacement hangars for our business, and the process may require significant management attention.

Additionally, we currently have two hangars under contract with a general contractor based in Bozeman, Montana. Construction of the hangars is subject to the risks of cost overruns and delays due to a variety of factors including, among other things, site difficulties, labor strife, delays in and shortages of materials, weather conditions, fire and casualty. Any delay in completion of the hangars could materially adversely affect the timing of the commencement of operations at the hangars, which could affect receipt of future revenues.

Our lack of diversification with respect to the aircraft we use may subject us to negative economic, competitive and regulatory developments that disproportionately impact our aviation assets as compared to other fire suppression aircraft or alternative fire suppression services, which could adversely affect our ability to market and sell our services and our reputation.

Our fleet is comprised mainly of CL-415EAF aircraft, which is currently limited in supply (see the section of this Annual Report entitled “Risk Factors — There is a limited supply of new CL-415EAF aircraft to purchase, and an inability to purchase additional CL-415EAF aircraft could impede our ability to increase our revenue and net income.”). Furthermore, regulations or restrictions that cause us to ground the fleet after a safety or maintenance event, whether or not in connection with us or our services, have the potential to significantly affect our ability to carry out our operations and generate revenue. A similar incident could also damage our reputation or the perception of safety or efficacy of the CL-415EAF in fighting wildfires, which could negatively impact our business and results of operations.

Any delays in the development, design and engineering of our products and services may adversely impact our business, financial condition and results of operations.

We have previously experienced, and may experience in the future, delays or other complications in the design, production, delivery and servicing ramp of our systems, products, technologies, services, and related technology, including on account of the global COVID-19 health crisis. If delays like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with design and safety, we could experience issues or delays in increasing production further.

If we encounter difficulties in scaling our delivery or servicing capabilities, if we fail to develop and successfully commercialize our products and services, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived to offer less mission assurance than those of our competitors, our business, financial condition and results of operations could be materially and adversely impacted.

Seasonality Risks

There is a seasonal fluctuation in the need to fight forest fires based upon location. A significant portion of our total revenue currently occurs during the second and third quarters of the year due to the North American fire season, and the intensity of the fire season varies from year to year. As a result, our operating results may fluctuate significantly from quarter to quarter and from year to year.

Our quarterly and annual operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including but not limited to: forest fires tend to have a higher occurrence during the summer months and during times of drought, but are ultimately unpredictable; climate change and changes in global temperatures occur of time; unexpected weather patterns, natural disasters or other events that increase or decrease the rate or intensity of wildfires or impair our ability to perform firefighting services; changes in governmental regulations or in the status of our regulatory approvals or applications. The individual or cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful or be a good indication of our current or future performance. For example, due to the condensed and less intense 2022 wildfire season, we experienced a decrease in demand for our wildfire surveillance, relief and suppression and aerial firefighting services and had less flight hours and standby days than prior years, which negatively impacted our results of operations for the 2022 wildfire season.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if any guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide. Furthermore, if we are unable to obtain access to working capital or if seasonal fluctuations are greater than anticipated, there could be a material adverse effect on our financial condition, results of operations, or cash flows.

Extreme weather, drought and shifting climate patterns have intensified the challenges associated with many of the risks facing us, particularly wildfire management.

Extreme weather, drought and shifting climate patterns have intensified the challenges associated with many of the other risks facing our business, particularly wildfire management. Our service territory encompasses some of the most densely forested areas in the United States and, as a consequence, is subject to risks from vegetation- related ignition events. Further, environmental extremes, such as drought conditions and extreme heat followed by periods of wet weather, can drive additional vegetation growth (which can then fuel fires) and influence both the likelihood and severity of extraordinary wildfire events. In particular, the risk posed by wildfires, including during the 2021 wildfire season, increased in the United States as a result of an ongoing extended period of drought, bark beetle infestations in forests and wildfire fuel increases due to rising temperatures and record rainfall following the drought, and strong wind events, among other environmental factors. Contributing factors other than environmental can include local land use policies and historical forestry management practices. The combined effects of extreme weather and climate change also impact this risk.

Further, we have been studying the potential effects of climate change (increased severity and frequency of storm events, sea level rise, land subsidence, change in temperature extremes, changes in precipitation patterns and drought, and wildfire) on Bridger’s assets, operations, and services, and we are developing adaptation plans to set forth a strategy for those events and conditions that we believe are most significant. Consequences of these climate-driven events may vary widely and could include increased stress on our services due to new patterns of demand, physical damage to our fleet and infrastructure, higher operational costs, and an increase in the number requests for our services. In addition, we could incur substantial costs to repair or replace aircraft and facilities.

Events or conditions caused by climate change could have a greater impact on our operations than our studies suggest and could result in a fluctuation in revenues and expenses. Conversely, the impact could be less than we anticipate, which we expect would result in reduce demand for our aerial firefighting services.

The substantial majority of our revenue currently is concentrated in the Western United States.

Currently, the substantial majority of our revenue is generated in the states of the United States located west of the Mississippi River, and if the weather patterns result in fewer wildfires in this region, demand for “flight hour” services would decrease and potentially result in a material decrease in revenue or net income.

Sales and Customer Risks

The aerial firefighting industry is expected to grow in the near future and is volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our services, if it encounters negative publicity or if our solution does not drive commercial or governmental engagement, the growth of our business will be harmed.

The market for aerial firefighting is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing customer demands and behaviors. If the market for our services in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

In the future, there may be other businesses who attempt to provide the services that we provide, or our main private competitors could attempt to increase operations. In the future, federal, state, and local governments and foreign governments may also decide to directly provide such services.

The industry in which we operate may become increasingly competitive as a result of the expansion of the demand for aerial firefighting operations or the entrance of federal, state, and local governments and foreign governments into the aerial firefighting space. We compete against a number of private operators with different business models, and new entrants may begin offering aerial firefighting services. Factors that affect competition in our industry include price, reliability, safety, regulations, professional reputation, aircraft availability, equipment and quality, consistency and ease of service, and willingness and ability to serve specific regions. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. Certain governments may decide a government owned, government operated model is preferable, from a cost perspective or otherwise, to perform aerial firefighting services directly or to own their own aircraft and contract with independent operators. The materialization of any of these risks could adversely affect our business, financial condition and results of operations.

If we experience harm to our reputation and brand, our business, financial condition and results of operations could be adversely affected.

Continuing to increase the strength of our reputation and brand for reliable, experience-driven, and cost- effective aerial firefighting services is critical to our ability to attract and retain qualified aircraft operators. In addition, our growth strategy may include international expansion through joint ventures, minority investments, or other partnerships with local companies, as well as event activations and cross-marketing with other established brands, all of which benefit from our reputation and brand recognition. If we fail to protect our reputation and brand recognition, it could adversely affect our business, financial condition, and results of operations.

We have government customers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties. We are also subject to regulations applicable to government contractors which increase our operating costs and if we fail to comply, could result in the termination of our contracts with government entities.

We derive a substantial portion of our revenue from contracts with the U.S. government (accounting for approximately 96% of our total revenue in the year ended December 31, 2022) and may enter into additional contracts with the U.S. or foreign governments in the future. This subjects us to statutes and regulations applicable to companies doing business with the government, including the FAA. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. In addition, as a small business, we have been awarded certain government contracts based on our status under the applicable regulations of the Small Business Association. If we continue to expand and are unable to maintain this small business status, we may no longer be eligible to utilize the small business status to grow our business. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

All of our federal and state government contracts (accounting for approximately 99.1% of our total revenue in the year ended December 31, 2022) are subject to the annual approval of appropriations being made by the applicable state or federal legislative bodies to fund the expenditures under these contracts. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•	specialized disclosure and accounting requirements unique to government contracts;

•

financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;

•	public disclosures of certain contract and company information; and

•	mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.

The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, results of operations and cash flows.

Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the aerial firefighting spending priorities of the U.S. government, what challenges budget reductions will present for the aerial firefighting industry and whether annual appropriations bills for all agencies will be enacted for U.S. government fiscal year 2024 and thereafter due to many factors, including but not limited to, changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:

•	The U.S. government could reduce or delay its spending on, reprioritize its spending away from, or decline to provide funding for the government programs in which we participate;

•

U.S. government spending could be impacted by alternate arrangements to sequestration, which increases the uncertainty as to, and the difficulty in predicting, U.S. government spending priorities and levels; and

•

We may experience declines in revenue, profitability and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. federal, state and local governments.

Furthermore, we believe continued budget pressures could have serious negative consequences for the aerial firefighting industrial base and the customers, employees, suppliers, investors and communities that rely on companies in the aerial firefighting industrial base. Budget and program decisions made in this environment would have long-term implications for us and the entire aerial firefighting industry.

We depend significantly on U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.

Over its lifetime, a U.S. government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. government programs is subject to U.S. Congressional appropriations. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. Although multi-year contracts may be authorized and appropriated in connection with major procurements, the U.S. Congress (“Congress”) generally appropriates funds on a government fiscal year basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as Congress authorizes further appropriations. As a result of the restrictions on the authority of federal agencies to obligate federal funds without annual appropriations from Congress, most of our contracts are structured for one base year with options for up to four additional years. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual appropriations process ultimately approved by Congress and the President of the United States or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for a U.S. government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.

Generally, U.S. government contracts are subject to oversight audits by U.S. government representatives. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based on costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenue or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines or suspension or debarment from U.S. Government contracting or subcontracting for a period of time.

In addition, U.S. government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. government’s convenience upon payment only for work done and commitments made at the time of termination. For some contracts, we are a subcontractor and not the prime contractor, and in those arrangements, the U.S. Government could terminate the prime contractor for convenience without regard for our performance as a subcontractor. We can give no assurance that one or more of our U.S. government contracts will not be terminated under those circumstances. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our U.S. government contracts. Because a significant portion of our revenue is dependent on our performance and payment under our U.S. government contracts, the loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our U.S. government business also is subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, the U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices. These initiatives and changes to procurement practices may change the way U.S. government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations and cash flows. For example, contracts awarded under the United States Department of Defense’s Other Transaction Authority for research and prototypes generally require cost-sharing and may not follow, or may follow only in part, standard U.S. government contracting practices and terms, such as the Federal Acquisition Regulation and Cost Accounting Standards.

Failure to comply with applicable regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws and regulations, including those related to procurement integrity, export control (including ITAR), U.S. government security, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. government contracts.

We may be blocked from or limited in providing or offering our services in certain jurisdictions and may be required to modify our business model in those jurisdictions as a result.

We face regulatory obstacles, including those lobbied for in local government, which could prevent us from operating our aerial firefighting services. We may incur significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or third-party aircraft operators are required to comply with regulatory and other requirements applicable to our services, our revenue and growth would be adversely affected.

We may enter into firefighting contracts in the future with foreign governments, which may result in increased compliance and oversight risks and expenses.

If we enter into contracts with foreign governments in the future, we may be subject to further regulations and complicated procurement processes that require significant expense and/or management attention. Additionally, contracts with foreign governments often necessitate higher levels of compliance and oversight functions, which could increase our costs, making us less competitive and hurting our results from operations.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales, marketing, operations, and the number of aircraft that we own and operate in connection with our aerial firefighting services. Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees, and impact financial and operational results. In addition, in order to continue to increase our presence, we expect to incur substantial expenses and capital expenditures as we continue to attempt to increase our coverage areas, aircraft fleet, and employee base. The continued expansion of our business may also require additional space for administrative support. If we are unable to drive commensurate growth, these costs, which include lease commitments, marketing costs and headcount, could result in decreased margins, which could have a material adverse effect on our business, financial condition, and results of operations.

We rely on a few large customers for a majority of our business, and the loss of any of these customers, significant changes in the prices, marketing allowances or other important terms provided to any of these customers or adverse developments with respect to the financial condition of these customers could materially reduce our net income and operating results.

Our total revenues are concentrated among a small number of large customers. Sales to our three largest customers in the aggregate represented 99.1%, sales to our largest customer represented 94.8% of our total revenues during the year ended December 31, 2022, and one customer that accounted for 62% of accounts receivable as of December 31, 2022. We are under continued pressure from our major customers to offer lower prices, extended payment terms, increased marketing and other allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and the market in which we operate is very competitive. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic negotiations in connection with open requests for proposals to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers. Changes in terms with, significant allowances for and collections from these customers could affect our operating results and cash flows. The loss of our main customers could adversely affect our business.

Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.

We provide services on behalf of our customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers’ requirements and time-sensitive needs, we may elect to initiate procurement in advance of receiving final authorization from the government customer or a prime contractor. If our government or prime contractor customer’s requirements should change or if the government or the prime contractor should direct the anticipated procurement to another contractor, or if the anticipated contract award does not materialize, our investment might be at risk. This could reduce anticipated earnings or result in a loss, negatively affecting our cash flow and profitability.

If we are not able to successfully enter into new markets and offer new services and enhance our existing offerings, our business, financial condition and results of operations could be adversely affected.

Our growth will depend in part on our ability to successfully enter into new markets and expand on our existing services. Significant changes to our existing services may require us to obtain and maintain applicable permits, authorizations or other regulatory approvals. If these new services are unsuccessful or fail to attract a sufficient number of customers to be profitable, or we are unable to bring new or expanded services to market efficiently, our business, financial condition and results of operations could be adversely affected. Furthermore, new demands regarding our services, including the availability of superior services or a deterioration in the quality of our existing services, could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our routes or our business model. Developing and launching new services or enhancements to our existing services involves significant risks and uncertainties, including risks related to the reception of such services by existing and potential future customers, increases in operational complexity, unanticipated delays or challenges in implementing such services or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast flier demand and the number of customers using our platform) and negative publicity in the event such new or enhanced routes are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives have in the past resulted in such operational challenges affecting our business. In addition, developing and launching new services and enhancements to our existing services may involve significant upfront investment, such as purchasing additional aircraft, and such investments may not generate return on investment.

Supplier Risks

We rely on a limited number of suppliers for certain raw materials and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our maintenance or operating needs or obtain such materials on favorable terms or at all, which could impair our ability to provide our services in a timely manner or increase our costs of services and maintenance.

Our ability to produce our current and future systems, technologies and services and other components of operation is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers. Global supply chains have recently experienced disruption as a result of industry capacity constraints, tariffs, material availability and global logistics delays arising from transportation capacity of ocean shipping containers and a prolonged delay in resumption of operations by one or more key suppliers as a result of COVID-19. Our reliance on suppliers to secure raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supplies of raw materials or supplied components on favorable terms or at all, which could result in delays in the provision of our services, our ability to repair and service our assets, or increased costs, any of which could harm our business, financial condition and results of operations. In particular, we rely on Viking, the manufacturer of our Super Scooper aircraft and an affiliate of LAS, to source and acquire the parts and materials needed to maintain our Super Scoopers and Bridger has not identified a readily available alternative supplier for certain of such parts. If we are unable to obtain (including as a result of a disruption to Viking’s business operations or supply lines) the necessary parts and materials to maintain our Super Scooper aircraft from Viking, and if we are unable to identify an alternative supplier for such parts and materials in a timely manner, then our business operations, including the maintenance and performance of our Super Scooper aircraft, and results of operations would be adversely affected.

Additionally, to maintain compliance with certain contractual structural inspection and analysis requirements under our agreements with the USFS, on January 5, 2021 we entered into Amendment 8 (SSLMP) (the “SSLMP Amendment”) to the LAS Purchase Agreement, for Viking’s provision of a Supplemental Structural Life Management Program. Viking agreed to provide us with a 5-year subscription service to a Super Scooper life management program based on the applicable FAA advisory material related to fatigue management and supplemental structural inspection programs, for which we pay a fixed subscription price. Viking does not have a termination for convenience right in respect of the services rendered pursuant to the SSLMP Amendment. If such services are nonetheless terminated or if Viking ceases to perform its obligations in respect thereof, or if we are unable to renew such services, then our business operations could be significantly disrupted and our results of operations could be adversely affected.

There is a limited supply of new CL-415EAF aircraft to purchase, and an inability to purchase additional CL-415EAF aircraft could impede our ability to increase our revenue and net income.

Currently, a majority of our revenue derives from services performed by the CL-415EAF. LAS has only made a limited number of CL-415EAFs available for sale between 2020 and 2025. If we continue to focus operations on a single airframe for fire suppression and does not expand its fleet to other aircraft, our operations may be impacted by the limited supply of new CL-415EAF aircraft available to purchase, which creates a revenue ceiling until additional aircraft can be produced or acquired, which could adversely affect our results of operation and ability to obtain efficiencies of scale.

We currently rely and will continue to rely on third-party partners to provide and store the parts and components required to service and maintain our aircraft, and to supply critical components and systems, which exposes us to a number of risks and uncertainties outside our control. Disputes with our suppliers or the inability of our suppliers to perform, or our key suppliers to timely deliver our components, parts or services, could cause our services to be provided in an untimely or unsatisfactory manner.

We are substantially reliant on our relationships with our suppliers and service providers for the parts and components in our aircraft. If any of these suppliers or service partners were to experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, or if they choose to not do business with us, we would have significant difficulty in procuring and preparing our aircraft for service, and our business prospects would be significantly harmed. These disruptions would negatively impact our revenues, competitive position and reputation. In addition, our suppliers or service partners may rely on certain state tax incentives that may be subject to change or elimination in the future, which could result in additional costs and delays in production if a new manufacturing site must be obtained. Further, if we are unable to successfully manage our relationship with our suppliers or service partners, the quality and availability of our aircraft may be harmed. Our suppliers or service partners could, under some circumstances, decline to accept new purchase orders from or otherwise reduce their business with us. If our suppliers or service partners stopped manufacturing our aircraft components for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact our operations.

The manufacturing facilities of our suppliers or service partners and the equipment used to manufacture the components for our aircraft would be costly to replace and could require substantial lead time to replace and qualify for use. The manufacturing facilities of our suppliers or service partners may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by public health issues, such as the ongoing COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our aircraft for some period of time. The inability to manufacture our aircraft components or the backlog that could develop if the manufacturing facilities of our suppliers or service partners are inoperable for even a short period of time may result in the loss of customers or harm our reputation.

We do not control our suppliers or service partners or such parties’ labor and other legal compliance practices, including their environmental, health and safety practices. If our current suppliers or service partners, or any other suppliers or service partners which we may use in the future, violate U.S. or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact on our operating results.

Legal and Regulatory Risks

Our business is subject to a wide variety of additional extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition.

Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, aerial firefighting and the operation of any aircraft in the United States require licenses and permits from the FAA and review by other agencies of the U.S. government, including the USFS and the DOI. License approval can include an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership.

Compliance with existing or new laws can delay our operations and impair our ability to fully utilize our assets. For example, each of the aircraft acquired and operated by us is subject to a conformance and registration process with the FAA prior to use in commercial operations. This conformance carding and registration process takes some time and can be delayed from time to time due to events outside of our control, including such events as federal government shutdowns or slowdowns in operations of the FAA. In 2020, the first two Viking Air CL-415EAFs were delivered to us three months later than anticipated due to federal government restrictions imposed because of the COVID-19 pandemic. As such, we were not able to execute a firefighting contract for 2020 with the USFS.

Additionally, regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our services and technology from the United States and abroad and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require changes to the performance of our services or operational parameters which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not

Our operations are subject to various federal, state and local laws and regulations governing health and the environment.

We are subject to a wide variety of various federal, state and local laws and regulations governing health and the environment due to the nature of our operations. Changes in the legal and or regulatory framework relating to the environment could have significant impact on our operations. For example, certain local land use policies and forestry management practices could be restricted to reduce the construction and development of residential and commercial projects in high-risk fire areas, which could lead to a reduction in demand for our services. Likewise, certain or future state and local water use and access policies could restrict our ability to access the bodies of water necessary to combat wildfires with our existing fire suppression aircraft. In the future, we may be unable to secure exemptions to these policies, and demand for our services could decrease. If these or any other change in the legal or regulatory framework relating to the environmental impact the operation of our business and the provision of our services, our costs, revenue and results of operations may be adversely affected.

Financial and Capital Strategy Risks

We may require substantial additional funding to finance our operations and growth strategy, but adequate additional financing may not be available when we need it, on acceptable terms, or at all , and our ability to pursue equity financings may depend in part, on the market price of our Common Stock.

We financed our operations and capital expenditures primarily through private financing rounds, including the $160 million aggregate municipal bond financing that closed on July 21, 2022 and August 10, 2022. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, the global COVID-19 health crisis and related financial impact has resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time for general corporate purposes or for specific purposes, including in order to pursue growth initiatives. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we sell any securities in subsequent transactions, our current investors may be materially diluted. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures. In addition, our ability to generate proceeds from equity financings will significantly depend on the market price of our Common Stock. Furthermore, on March 17, 2023, the closing price of our Common Stock was $4.75 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the-money,” and our Warrant Holders are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any proceeds from the exercise of Warrants to fund our operations.

Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations. As part of growing our business, we have and may make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business, results of operations and financial condition could be materially adversely affected, and our stock price could decline.

From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Further, depending on market conditions, investor perceptions of us and other factors, we might not be able to obtain financing on acceptable terms, or at all, to implement any such transaction. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

Our systems, aircraft, technologies and services and related equipment may have shorter useful lives than we anticipate.

Our growth strategy depends in part on the acquisition of additional assets, including Super Scoopers, Air Attack aircraft, UAV, and airport hangars. A number of factors will impact the useful lives of our aircraft and facilities, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the technology during firefighting and surveillance operations. In addition, any improvements in technology may make our existing aircraft, designs, or any component of our aircraft prior to the end of its life obsolete. If our systems, aircraft, facilities, technologies, and related equipment have shorter useful lives than we currently anticipate, this may lead to higher costs, lower returns on capital, or customer price increases that could hinder our ability to obtain new business, any of which would have a material adverse effect on our business, financial condition and results of operations.

We have a substantial amount of debt and servicing future interests or principal payments may impair our ability to operate our business or require us to change our business strategy to accommodate the repayment of our debt. Our ability to operate our business is limited by certain agreements governing our debt, including restrictions on the use of the loan proceeds, operational and financial covenants, and restrictions on additional indebtedness. If we are unable to comply with the financial covenants or other terms of our debt agreements, we may become subject to cross-default or cross-acceleration provisions that could result in our debt being declared immediately due and payable.

We completed municipal bond financings in July 2022 and August 2022 that raised gross proceeds in the aggregate of $160 million. As of December 31, 2022, we had $213 million of total debt outstanding. In connection with such bond financings, we have entered into various loan agreements, which contain certain financial covenants, that require, among other things, that we operate in a manner and to the extent permitted by applicable law, to produce sufficient gross revenues so as to be at all relevant times in compliance with the terms of such covenants, including that we maintain (i) beginning with the fiscal quarter ending December 31, 2023, a minimum debt service coverage ratio (generally calculated as the aggregate amount of our total gross revenues, minus operating expenses, plus interest, depreciation and amortization expense, for any period, over our maximum annual debt service requirements, as determined under such loan agreement) that exceeds 1.25x and (ii) beginning with the fiscal quarter ending September 30, 2022, a minimum liquidity of not less than $8 million in the form of unrestricted cash and cash equivalents, plus liquid investments and unrestricted marketable securities at all times.

Subject to the terms of the loan agreements, in the event we are unable to comply with the terms of the financial covenants, we may be required (among other potential remedial actions) to engage an independent consultant to review, analyze and make recommendations with respect to our operations or in some instances, this could result in an event of default and/or the acceleration of our debt obligations under the loan agreements. In addition, the acceleration of our debt obligations may in some instances (as set forth in the Amended and Restated Charter) result in an increase in the dividend rate of the Series A Preferred Stock of 2.00% per annum from the dividend rate otherwise in effect with respect to the Series A Preferred Stock.

As further described under the section of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness”, we have also entered into various term loan agreements and other long-term debt to fund the purchase of additional aircraft and finance the construction of aircraft hangars. Under the terms of such agreements, we are subject to certain financial covenants including, a debt service coverage ratio, current assets to liabilities ratio and senior leverage ratio. As of December 31, 2021 and September 30, 2022, we were in violation of the current assets to liabilities and senior leverage ratios requirements, respectively, under the agreements of our credit facilities with Rocky Mountain Bank. On both occasions, Rocky Mountain Bank agreed to waive the violation of such covenants and not enforce its rights and remedies from the resulting events of default under such credit facilities. No assurance can be provided that we will be able to satisfy such financial covenants in future periods or that we will be able to obtain a waiver from our lenders in the event of non-compliance. A breach of any of these covenants or the occurrence of other events specified in the agreements or related debt documents could result in an event of default under the same and give rise to the lenders’ right to accelerate our debt obligations thereunder and pursue other remedial actions under our credit facilities and/or trigger a cross-default under our other debt agreements, including our Series 2022 Bonds.

Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional debt and/or equity financing in the future.

Our level of debt places significant demands on our cash resources, which could:

•	make it more difficult to satisfy our outstanding debt obligations;

•

require us to dedicate a substantial portion of our cash for payments related to our debt, reducing the amount of cash flow available for working capital, capital expenditures, entitlement of our real estate assets, contributions to our tax-qualified pension plan, and other general corporate purposes;

•

make it more difficult for us to satisfy certain financial tests and ratios under our loan or debt agreements, requiring us to seek waivers from lenders to not enforce its rights and remedies under the applicable agreements;

•	limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

•	place us at a competitive disadvantage with respect to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds;

•	limit our ability to expand our operations through acquisitions; and

•

increase our vulnerability to general adverse economic and industry conditions If we are unable to generate sufficient cash flow to service our debt and fund our operating costs, our liquidity may be adversely affected.

There are no assurances that we will maintain a level of liquidity sufficient to permit us to pay the principal, premium and interest on our indebtedness. In addition to competitive conditions in the industry in which we operate, our financial condition and operating performance are also subject to prevailing economic conditions and certain financial, business and other factors beyond our control.

We do not expect to declare any dividends in the foreseeable future.

We intend to retain future earnings, if any, for future operations and expansion and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of our common stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as the Board may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

We may in the future invest significant resources in developing new offerings and exploring the application of our technologies for other uses and those opportunities may never materialize.

While our primary focus for the foreseeable future will be on our aerial firefighting services, we may invest significant resources in developing new technologies, services, products and offerings. However, we may not realize the expected benefits of these investments, and these anticipated technologies are unproven and these products or technologies may never materialize or be commercialized in a way that would allow us to generate ancillary revenue streams. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition from our competitors.

Such research and development initiatives may also have a high degree of risk and involve unproven business strategies and technologies with which we have limited operating or development experience. They may involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges and other risks that we may not be able to anticipate. There can be no assurance that consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. Further, any such research and development efforts could distract management from current operations and would divert capital and other resources from our more established offerings and technologies. Even if we were to be successful in developing new products, services, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that may increase our expenses or prevent us from successfully commercializing new products, services, offerings or technologies.

Our variable interest entities (or “VIEs”) may subject us to potential conflicts of interest, and such arrangements may not be as effective as direct ownership with respect to our relationships with the VIEs, which could have a material adverse effect on our ability to effectively control the VIEs and receive economic benefits from them.

We historically had four VIEs, two of which have been consolidated in Bridger’s financial statements: Northern Fire and Mountain Air. Northern Fire is owned 50% by BAG, one of our wholly-owned subsidiaries, and 50% by a former employee of BAG, who is a Canadian national. We assisted in designing and organizing Northern Fire with a business purpose of employing Canadian aviation professionals for our business. We have a master services agreement with Northern Fire and Bridger Air Tanker, LLC (“Bridger Air”), our wholly-owned subsidiary, to transfer all annual expenses incurred to us in exchange for the Canadian employees to support our water scooper aircraft. Mountain Air was a VIE for 2021, but subsequent to its acquisition on November 7, 2022 for $1.00, it is now a wholly-owned subsidiary.

The contractual arrangements we have with the VIEs may not be as effective as direct ownership in respect of our relationship with the VIE. For example, the VIE and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of the VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the agreements with our VIEs, we rely on the performance by the VIE and its shareholders of their obligations under the contracts to exercise control over the VIE. The shareholders of the consolidated VIE may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIE.

As of the date of this Annual Report, we are not aware of any conflicts between the shareholders of the VIE and us. However, the shareholders of the VIE may have actual or potential conflicts of interest with us in the future. These shareholders may refuse to sign or breach, or cause the VIE to breach, or refuse to renew, the existing contractual arrangements we have with them and the VIE, which would have a material adverse effect on our ability to effectively control the VIE and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with the VIE to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor. Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our company. If we cannot resolve any conflict of interest or dispute between us and these shareholders, we would have to rely on legal proceedings to enforce such arrangements, which could result in disruption of our business, require us to incur substantial costs and expend additional resources, and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

Our results of operations may be adversely affected by other-than-temporary impairment charges related to our marketable securities.

We make investments in marketable securities classified as available-for-sale debt securities, consisting of commercial paper, corporate bonds and notes, and government securities. As of December 31, 2022, we had $55.0 million of investments in debt securities classified as available-for-sale with short-term maturities of less than one year and carried at fair value. We are exposed to the risk that the issuers of these debt securities may experience significant deterioration in credit quality which could impact the market value of such issuer’s securities. We periodically evaluate our debt securities to determine if market value declines are other-than-temporary. If a decline is determined to be other-than-temporary, the credit related portion of the impairment would be recognized as an adjustment to income.

Early-Stage Company Risks

We have incurred significant losses since inception, and we may not be able to achieve, maintain or increase profitability or positive cash flow.

We have incurred significant losses since inception. While we currently generate revenue from our aerial firefighting services, we are not currently profitable, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not be able to reach profitability in the foreseeable future. Further, our future growth is heavily dependent upon the necessity for our services.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

Prior to Closing, we were not subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the listing requirements of Nasdaq. Compliance with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight have been and may in the future be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards (or changing interpretations of them), and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. As a public company, we have also had to incur increased expenses in order to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain the same or similar coverage or obtain coverage in the future. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, compensation committee, and nominating and governance committee, and qualified executive officers.

As a result of disclosure of information in the filings required of a public company, our business and financial condition is more visible, which may result in threatened or actual litigation, including by competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. In addition, as a result of our disclosure obligations as a public company, we have reduced flexibility and are under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.

If we do not develop and implement all required accounting practices and policies, we may be unable to provide the financial information required of a U.S. publicly traded company in a timely and reliable manner.

Prior to the Closing, we were a privately held company, and we were not required to adopt all of the financial reporting and disclosure procedures and controls required of a U.S. publicly traded company. The implementation of all required accounting practices and policies and the hiring of additional financial staff has increased and may continue to increase our operating costs and requires our management to devote significant time and resources to such implementation. If we fail to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that are timely and reliable. Any such delays or deficiencies could harm us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and damaging our reputation, which in either cause could impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our Common Stock on Nasdaq.

The Series 2022 Bonds were marketed on the basis of our compliance with certain green and social bond principles. We may not continue to satisfy such principles and we may be unable to market bonds under such principles in the future.

We have publicly advertised, and Series 2022 Bonds were marketed on the basis of, our compliance with the core components of International Capital Market Association (ICMA) Green Bond Principles and Social Bond Principles. There is no assurance that the eligible projects to which we allocate proceeds from such the Series 2022 Bonds will satisfy, or continue to satisfy, investor criteria and expectations regarding environmental impact and sustainability performance, and no assurance is given that the use or allocation will satisfy present or future investor expectations or requirements, voluntary taxonomies or standards regarding any investment criteria or guidelines with which investors or their investments are required to comply, whether by any present or future applicable laws or regulations, by their own governing rules or investment portfolio mandates, ratings criteria, voluntary taxonomies or standards or other independent expectations. As a result, there may be impacts of failing to satisfy bond conditions under the Series 2022 Bonds, and we may be unable to market future bonds, which may result in increased financing costs for us.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”

A company’s internal control over financial reporting is a process designed by, or under the supervision of, that company’s principal executive and principal financial officers, or persons performing similar functions, and influenced by that company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Prior to the Closing, Legacy Bridger was not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act. We are now required to adhere to these SEC rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting beginning for the year ending December 31, 2023. Additionally, once we are no longer an emerging growth company, if we are an “accelerated filer” or a “large accelerated filer” (as defined in Rule 12b-2 of the Exchange Act), then we will be required to comply with the independent registered public accounting firm attestation requirement on our internal controls over financial reporting. If we are unable to establish or maintain appropriate internal control over financial reporting or implement these additional requirements in a timely manner or with adequate compliance, it could result in material misstatements in our consolidated financial statements, failure to meet our reporting obligations on a timely basis, increases in compliance costs, and subject us to adverse regulatory consequences, all of which may adversely affect investor confidence in, and the value of, our securities. Furthermore, if some investors find our securities less attractive as a result of the exemptions available us as an emerging growth company, there may be a less active trading market for our securities (assuming a market develops), and the trading price of our securities may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.

We have identified material weaknesses in our internal control over financial reporting, which we are in the process of, and are focused on, remediating. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified material weaknesses in our internal control over financial reporting, which we are in the process of, and are focused on, remediating. The first material weakness is related to properly accounting for complex transactions within our financial statement closing and reporting process. The second material weakness arises from our failure to design and maintain effective IT general controls over the IT systems used within the processing of key financial transactions. Specifically, we did not design and maintain user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel. Additionally, we identified a material weakness in our internal control over financial reporting related to the period end account reconciliation review and entity level financial statement review controls which did not operate within a sufficient level of precision.

We have begun the process of, and are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Future remediation of the material weaknesses is subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time, to estimate how long it will take, and our efforts may not be successful in remediating the identified material weaknesses. In addition, even if we are successful in strengthening our controls and procedures, we can give no assurances that in the future such controls and procedures will be adequate to prevent or identify errors or irregularities or to facilitate the fair preparation and presentation of our consolidated financial statements. Any failure to design or maintain effective internal controls over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact share trading prices, or otherwise harm our operating results or cause us to fail to meet our reporting obligations.

Risks Related to the Ownership of Our Securities

The price of our Common Stock and Warrants are likely to be highly volatile, and you may lose some or all of your investment.

The price of our Common Stock and Warrants may fluctuate significantly due to a number of factors, some of which may be beyond our control, including those factors discussed in this “Risk Factors” section and many others, such as:

•	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;

•	developments involving our competitors;

•	changes in laws and regulations affecting our business;

•	variations in our operating performance and the performance of our competitors in general;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	additions and departures of key personnel;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our Common Stock and Warrants by us or our stockholders in the future;

•	trading volume of our Common Stock and Warrants;

•	significant lawsuits, including shareholder litigation;

•	failure to comply with the requirements of Nasdaq;

•	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic;

•	general economic, industry and market conditions other events or factors, many of which are beyond our control; and

•	changes in accounting standards, policies, guidelines, interpretations or principles.

These market and industry factors may materially reduce the market price of our Common Stock and our Warrants regardless of our operating performance.

Our Common Stock is subject to restrictions on ownership by non-U.S. citizens, which could require divestiture by non-U.S. citizen stockholders and could have a negative impact on the transferability of our common stock, its liquidity and market value, and such restrictions may deter a potential change of control transaction.

Under the Amended and Restated Charter and the Amended and Restated Bylaws, we have limited the ownership of non-U.S. citizens to 24.9% of the aggregate votes of all outstanding equity securities of our company or 49.0% of the aggregate number of outstanding equities securities in compliance with the regulations set forth by the FAA and the DOT. As a result, if we approach these limits, non-U.S. citizen demand for our equity securities may be reduced, and the price of our Common Stock may suffer.

We may issue additional shares of our Common Stock or other equity securities, which would dilute your ownership interest in us and may depress the market price of our Common Stock.

We may issue additional shares of our Common Stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants under our Bridger Aerospace Group Holdings, Inc. 2023 Omnibus Incentive Plan and the Bridger Aerospace Group Holdings, Inc. 2023 Employee Stock Purchase Plan without stockholder approval in a number of circumstances. Our issuance of additional our Common Stock or other equity securities could have one or more of the following effects:

•	our existing stockholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available per share, including for payment of dividends in the future, may decrease;

•	the relative voting strength of each previously outstanding share of our Common Stock may be diminished; and

•	the market price of our Common Stock may decline.

We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the last day of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to “non-emerging growth companies” but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an “emerging growth company”, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is not an “emerging growth company” or is an “emerging growth company” which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, and (ii) our annual revenues are greater than or equal to $100 million during the last completed fiscal year or the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in the Amended and Restated Charter, the Amended and Restated Bylaws, the Stockholders Agreement and Delaware law could discourage a takeover that stockholders may consider favorable which could limit the price investors might be willing to pay in the future for our Common Stock and may lead to entrenchment of management.

The Amended and Restated Charter and the Amended and Restated Bylaws contain provisions that could significantly reduce the value of our securities to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of the Board. Such provisions may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our organizational documents include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of the Board;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the exclusive right of the Board, unless the Board grants such a right to the holders of any series of preferred stock, to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board;

•	the prohibition on removal of directors without cause;

•

the ability of the Board to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	the ability of the Board to alter the Amended and Restated Bylaws without obtaining stockholder approval;

•

the required approval of at least 66-2/3% of the shares of our Common Stock entitled to vote to amend or repeal the Amended and Restated Bylaws or amend, alter or repeal certain provisions of the Amended and Restated Charter;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;

•

the requirement that a special meeting of stockholders may be called only by the Board, the chair of the Board, the chief executive officer or the president, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of the company.

We are not subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. However, we may not, engage in a business combination with any holder of 15% or more of our capital stock unless the holder has held the stock for three years or, among other exceptions, the Board has approved the transaction.

Additionally, the Stockholders Agreement permits Blackstone to nominate up two directors to our board of directors while Blackstone holds a requisite amount of our Common Stock, which could have the effect of increasing the difficulty of shareholders engaged in a proxy campaign against an incumbent board of directors of the Company. Individually and collectively, these anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause the Company to take corporate actions other than those you desire.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq. Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock and the Public Warrants are listed on Nasdaq under the symbols “BAER” and “BAERW,” respectively. We are required to demonstrate compliance with Nasdaq’s continued listing requirements in order to continue to maintain the listing of our securities on Nasdaq. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Common Stock and Public Warrants are listed on Nasdaq, our Common Stock and Public Warrants qualify as covered securities. Although states are preempted from regulating the sale of our securities, the federal statute does allow states to investigate companies if there is a suspicion of fraud. If there is a finding of fraudulent activity, then states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

The holders of shares of Series A Preferred Stock have rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our Common Stock. We may be required, under certain circumstances, to repurchase the outstanding shares of Series A Preferred Stock for cash, and such obligations could adversely affect our liquidity and financial condition.

In connection with the Business Combination, we issued 315,789.473684 shares of Series A Preferred Stock in respect of certain equity securities of Legacy Bridger. The Series A Preferred Stock is convertible non-participating preferred stock, with a conversion price of $11.00 per share and accrues dividends at a rate of 7.0% per annum (payable in cash or in-kind, subject to specified limitations) to but excluding April 25, 2028, 9.0% per annum from (and including) April 25, 2028 to but excluding April 25, 2029, and 11.00% per annum from (and including) April 25, 2029.

In addition, under the terms of the Series A Preferred Stock, we may, at our option, redeem all or any portion of the outstanding shares of Preferred Stock under certain circumstances any time after April 25, 2027, and we must redeem the shares by on or before April 25, 2032. Upon certain fundamental changes to us and our ownership structure, the holders of Series A Preferred Stock may require us to redeem their shares of Series A Preferred Stock. The redemption price is generally equal to original purchase price of the Series A Preferred Stock plus all accrued and unpaid dividends thereon, and in certain circumstances, also includes a “make-whole” payment. Our obligations to the holders of Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of the Series A Preferred Stock and our common stockholders. If we elect to redeem all or a portion of the Series A Preferred Stock, our liquidity, financial condition, and amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes would be adversely affected.

The Series A Preferred Stock may be converted at any time at the option of the holder into shares of our Common Stock. The conversion price of the Series A Preferred Stock is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar event. Adjustments to the conversion price could dilute the ownership interest of our common stockholders. Any conversion of the Series A Preferred Stock may significantly dilute our common stockholders and adversely affect both our net income per share and the market price of our common stock.

The holders of Series A Preferred Stock have consent rights over the issuance of any equity securities senior or pari passu with the Series A Preferred Stock; any amendments to the Amended and Restated Charter that would adversely affect the rights, preferences or privileges of the Series A Preferred Stock; payment of dividends; mergers, consolidations, or a sale of substantially all of our assets and liquidations, dissolutions and winding up, in certain cases, unless we satisfy certain conditions. Otherwise, holders of the Series A Preferred Stock have no voting rights with respect to the election of directors or other matters submitted for a vote of holders of our Common Stock.

A small number of Bridger’s stockholders could significantly influence its business.

As of the Closing, the executive officers of Bridger and Mr. Matthew Sheehy (a co-founder and director of Bridger and the brother of Mr. Timothy Sheehy, the Bridger CEO), collectively beneficially owned 41.4% of the outstanding Common Stock, assuming no shares of Series A Preferred Stock have been converted. As a result, Bridger will have a small number of significant stockholders who could significantly influence its business and operations.

In addition, the BTO Stockholders collectively beneficially owned 22.0% (assuming no shares of Series A Preferred Stock have been converted) of the outstanding Common Stock as of the Closing. The BTO Stockholders

may also exercise influence over the business through their rights under the Stockholder Agreement, pursuant to which, among other matters, the BTO stockholders can nominate up to two (2) directors for election to the Board and require at least one director nominated by the BTO Stockholders to be included on any committee of the Board, in each case subject to the terms and conditions set forth in the Stockholders Agreement.

As indicated above, Bridger has a few significant stockholders who own a substantial percentage of the outstanding Common Stock following the Business Combination. These few significant stockholders, either individually or acting together, will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of Bridger or its assets. In addition, Bridger’s executive officers and Mr. Matthew Sheehy collectively beneficially own a majority of the outstanding Common Stock (assuming no shares of Series A Preferred Stock have been converted) and may be able to control the outcome of most matters submitted to Bridger’s stockholders for a stockholder vote, including director elections. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes in Bridger, may have the effect of delaying, preventing or expediting, as the case may be, a change in control of Bridger and may adversely affect the market price of our Common Stock. Further, the possibility that one or more of these significant stockholders may sell all or a large portion of their Common Stock in a short period of time could adversely affect the trading price of our Common Stock. The interests of these significant stockholders may not be in the best interests of all stockholders.

If our estimates or judgments relating to its critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We will base our estimates on historical experience, known trends and events, and various other factors that it believes to be reasonable under the circumstances, as provided in the section of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include: (a) excess and aging aircraft support parts reserves, (b) allowance for doubtful accounts, (c) useful lives of property, plant and equipment, net (d) impairment of long-lived assets, goodwill and other intangible assets, (e) disclosure of fair value of financial instruments, (f) variable interest entities, (g) accounting for Legacy Bridger Series A Preferred Shares, Legacy Bridger Series B Preferred Shares and Legacy Bridger Series C Preferred Shares, (h) revenue recognition, (i) estimates and assumptions made in determining the carrying values of goodwill and other intangible assets and (j) incentive units. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause its results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Common Stock.

Additionally, we will regularly monitor its compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to it. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change its accounting policies, alter its operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate its published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on its reputation, business, financial position, and profit.

If securities or industry analysts do not publish research or reports about us or publish negative reports, then the price of our securities and trading volumes could decline.

The trading market for our Common Stock and Warrants will depend, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our Common Stock or change their opinion, then the trading prices of our securities would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the trading prices of our securities or trading volume to decline.

We do not currently intend to pay dividends on our Common Stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our Common Stock.

We have never declared or paid any cash dividend on our Common Stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of the business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Volatility in our share price could subject us to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Future sales, or the perception of future sales, of a substantial number of shares of our Common Stock and Warrants, by us or our stockholders in the public market may cause the price of our Common Stock and Warrants to decline.

If we or our existing stockholders sell, or indicate an intention to sell, substantial amounts of shares of our Common Stock or Warrants in the public market, the trading price of our Common Stock or Warrants could decline. In addition, the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock or Warrants. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate and to raise additional funds through future offerings of our shares of Common Stock or other securities.

In addition, subject to certain exceptions, the Amended and Restated Registration Rights Agreement provide for certain restrictions on transfer with respect to our securities, including founder shares, Private Placement Warrants, and securities held by directors and officers of JCIC and Legacy Bridger and certain equity holders of Bridger. Such restrictions began on the Closing Date and will end (i) with respect to the founder shares and shares held by certain equity holders of Bridger (other than the BTO Stockholders), at the earliest of (A) one year after the Closing Date and (B) the first date on which (x) the last reported sale price of a share of our Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date or (y) JCIC completing a liquidation, merger, share exchange, reorganization or other similar transaction that results in our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; (ii) with respect to the Private Placement Warrants, that are held by the initial purchasers of such warrants (or permitted transferees under the Amended and Restated Registration Rights Agreement), and any of the shares of our Common Stock issued or issuable upon the exercise or conversion of such warrants and that are held by the initial purchasers of the applicable warrants being converted (or permitted transferees under the Amended and Restated Registration Rights Agreement), the period ending one year after the Closing and (iii) with respect to the shares held by BTO Stockholders, at the earliest of (A) six months after the Closing Date and (B) the first date on which (x) the last reported sale price of a share of our Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period or (y) Bridger completing a liquidation, merger, share exchange, reorganization or other similar transaction that results in our stockholders having the right to exchange their shares of our Common Stock for cash, securities or other property. Additionally, we may agree to waive and release the holders of our securities from the applicable restrictions on transfer under the Amended and Restated Registration Rights Agreement, or to amend the duration of such restrictions on transfer.

If we agree to waive and release our equityholders subject to lock-up restrictions, or as any restrictions on resale end or following the expiration of the applicable lock-up period, such equityholders will not be restricted from selling shares of our Common Stock held by them, other than by applicable securities laws. As restrictions on resale end, lock-up periods expire or the restrictions described above are otherwise waived, and registration statements (filed after the Closing Date to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the share price of our Common Stock or the market price of our Common Stock and Warrants could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of Common Stock or other securities.

Warrants are exercisable for our Common Stock and if exercised will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding Warrants to purchase an aggregate of 26,650,000 shares of our Common Stock became exercisable in accordance with the terms of the Warrant Agreement governing those securities. These Warrants became exercisable on February 23, 2023 (30 days after the completion of the Business Combination). The exercise price of these Warrants is $11.50 per share, subject to certain potential future adjustments. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to our holders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that the Warrants may be exercised could adversely affect the market price of our Common Stock. The price of our Common Stock may remain below $11.50 until expiration of the Warrant exercise period and as such, the Warrants may expire worthless. See the section of this Annual Report entitled “— The price of our Common Stock may remain below $11.50 until expiration of the Warrant exercise period, and the Warrants may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 65% (i) the then-outstanding Public Warrants and/or (ii) the then-outstanding Private Placement Warrants, as applicable, approve of such amendment.”

The price of our Common Stock may remain below $11.50 until expiration of the Warrant exercise period, and the Warrants may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 65% of (i) the then-outstanding Public Warrants and/or (ii) the then-outstanding Private Placement Warrants, as applicable, approve of such amendment.

As of the date of this Annual Report, the exercise price for our Warrants is $11.50 per share of Common Stock. On March 17, 2023, the closing price of our Common Stock on Nasdaq was $4.75 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and our Warrant Holders are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any proceeds from the exercise of Warrants to fund our operations.

In addition, the Warrants were issued in registered form under the Existing Warrant Agreement, dated January 26, 2021, by and between Continental Stock Transfer & Trust Company, as Warrant Agent, and JCIC, which was assumed by the Company by virtue of the Warrant Assumption Agreement, dated January 24, 2023, the Company. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 65% of the then-outstanding Public Warrants to make any other change that affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment.

Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of our Common Stock purchasable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem the outstanding Warrants at any time and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of our Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants as described above could force you to: (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of your Warrants.

In addition, we have the ability to redeem the outstanding Warrants at any time and prior to their expiration, at a price of $0.10 per Warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganization, recapitalizations and the like). In such case, the holders will be able to exercise their Warrants prior to the redemption for a number of shares of our Common Stock determined based on the redemption date and the fair market value of our Common Stock.

We have no obligation to notify holders of the Warrants that they have become eligible for redemption. However, pursuant to the Warrant Agreement, in the event we decide to redeem the Warrants, we are required to mail notice of such redemption to the registered warrant holders not less than 30 days prior to the redemption date. The Warrants may be exercised any time after notice of redemption is given and prior to the redemption date. None of the Private Placement Warrants will be redeemable by us so long as they are held by JCIC Sponsor or its permitted transferees; provided the Private Placement Warrants may be redeemed in accordance with the Warrant Agreement (and must be redeemed if the Public Warrants are being redeemed) if the Reference Value equals or exceeds $10.00 per share and does not equal or exceed $18.00 per share.

The exclusive forum clause set forth in the Warrant Agreement may have the effect of limiting an investor’s rights to bring legal action against us and could limit the investor’s ability to obtain a favorable judicial forum for disputes with us.

The Warrant Agreement provides that (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York and (ii) we irrevocably submit to such jurisdiction, which jurisdiction will be exclusive. We have waived or will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. We note, however, that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of the Warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the Warrants such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of New York or the United States District Court for the Southern District of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

General Risk Factors

The COVID-19 pandemic or other future global health emergencies may materially and adversely impact our business, operating results, financial condition and liquidity. If the impacts from the COVID-19 pandemic extend beyond our assumed timelines or new global health emergencies emerge, our actual results may vary significantly from our expectations.

In response to the spread of COVID-19, in 2020 the United States government, state governments, local governments, foreign governments and private industries took measures to limit social interactions in an effort to limit the spread of COVID-19, including “stay in place” orders for their residents. Although many of these restrictions have been lifted, the effects of the spread of COVID-19 and the government and private responses to the spread continue to rapidly evolve, including in response to new COVID-19 strains or other potential global health emergencies.

COVID-19 has caused significant disruptions to the global, national and State economy. The extent to which COVID-19 impacts the Company’s operations and their financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the outbreak and measures taken to address the outbreak. For example, as mentioned above, the carding and registration process for the first two Viking Air CL-415EAFs delivered to the Company were delayed by three months as a result of restrictions put in place due to the COVID-19 pandemic.

In addition, the Viking Air CL-415EAF aircraft are produced at a manufacturer in Canada. Canada has highly specific COVID-19 safeguards and governmental orders in place (and may place more restrictions in place in the future) that could adversely affect the timing of delivery of future Viking Air CL-415EAF aircraft.

Net earnings and net assets could be materially affected by an impairment of goodwill.

We have, or in the future may have, a significant amount of goodwill recorded on our consolidated balance sheet. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net assets.

Changes in tax laws or regulations may increase tax uncertainty and adversely affect results of our operations and our effective tax rate.

The Company is subject to taxes in the United States and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the United States, may be subject to change. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, the Company may be or become subject to income tax audits by various tax jurisdictions. For example, the Inflation Reduction Act of 2022, which was recently enacted, imposed a 1% excise tax on certain share repurchases by publicly traded corporations, which may apply to share repurchases by the Company in the future, and imposed a 15% minimum tax on certain large corporations. Although the Company believes its income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of its operations.

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could harm our results of operations.

There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. If a state tax authority successfully asserts that our activities give rise to a nexus, we could be subject to state and local taxation, including penalties and interest attributable to prior periods. Such tax assessments, penalties and interest may adversely impact our results of operations.

The Amended and Restated Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

The Amended and Restated Charter provides that, unless a majority of the Board of Directors, acting on behalf of Bridger, consents in writing to the selection of an alternative forum (which consent may be given at any time, including during the pendency of litigation), the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware or, if no court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware), to the fullest extent permitted by law, shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim against the Corporation or any of its directors, officers or other employees arising pursuant to any provision of the DGCL, the Amended and Restated Charter or the Amended and Restated Bylaws (in each case, as may be amended from time to time), (iv) any action asserting a claim against the Corporation or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Delaware or (v) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, in all cases subject to the court’s having personal jurisdiction over all indispensable parties named as defendants. Unless a majority of the Board, acting on behalf of the Corporation, consents in writing to the selection of an alternative forum (which consent may be given at any time, including during the pendency of litigation), the federal district courts of the United States of America, to the fullest extent permitted by law, shall be the sole and exclusive forum for the resolution of any action asserting a cause of action arising under the Securities Act.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. Alternatively, if a court were to find these provisions of the Amended and Restated Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and Board of Directors. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Factors outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses. Unexpected risks may arise, and previously known risks may materialize. Even though these charges may be non-cash items and therefore not have an immediate impact on our liquidity, we must report charges of this nature which could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our headquarters are located in Belgrade, Montana, and our aircraft fleet resides at the Bozeman Yellowstone International Airport. We lease five existing lots at the airport on 20-year and 10-year ground leases. We own two hangars and plan to construct two additional hangars adjacent to our existing hangars.

Item 3.	Legal Proceedings

We are, from time to time, subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock and Warrants are currently listed on Nasdaq Global Market under the symbols “BAER” and “BAERW,” respectively. Prior to the consummation of the Business Combination, the JCIC Units, JCIC Class A Ordinary Shares and the JCIC Warrants were listed on the Nasdaq Capital Market under the symbols “JCICU,” “JCIC,” and “JCICW,” respectively.

Holders

As of March 17, 2023, there were 30 stockholders of record of our Common Stock and 2 stockholders of record of our Warrants. This figure does not include an estimate of the indeterminate number of “street name” or beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividend Policy

The Company has not paid any cash dividends on our Common Stock, Series A Preferred Stock or the Warrants to date. Any determination to pay cash dividends or to institute a dividend policy will be at the discretion of the Board and will depend upon a number of factors, including the Company’s results of operations, financial condition, future prospects, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, restrictions imposed by applicable law and other factors the Board deems relevant. It is the Company’s present intention to retain any future earnings for the development, operation and expansion of the business, and the Company does not anticipate declaring or paying any cash dividends on our Common Stock for the foreseeable future.

Notwithstanding the foregoing, the holders of the Series A Preferred Stock are entitled to receive dividends from the Company to be paid twice a year, in cash or, at the election of the Company, by increasing the per share liquidation preference for such shares of Series A Preferred Stock (such liquidation preference is equal to the initial issuance price plus all accrued and unpaid dividends, whether or not declared). The dividends on the Series A Preferred Stock accrue daily and are computed on the basis of a 365-day year, at a compounding rate initially anticipated to be 7.00% per annum. Such rate will increase to 9.00% per for the period from (and including) April 25, 2028 to (but excluding) April 25, 2029 and eventually will increase to 11.00% per annum from and after April 25, 2029 and subject to further increase upon the occurrence of certain events. No dividends shall be paid or payable to any other holders of the Company’s capital stock unless and until the holders of the Series A Preferred Stock have received cumulative distributions equal to the aggregate liquidation preference of the Series A Preferred Stock. For more information see the exhibit to this Annual Report entitled “Description of Securities” in the section entitled “Preferred Stock – Series A Preferred Stock.”

Performance Graph

Not applicable.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Item 6.	[Reserved]

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand our business, financial condition, results of operations, liquidity and capital resources. The discussion should be read together with the historical audited annual consolidated financial statements as of and for the years ended December 31, 2022 and 2021, and the related notes thereto, that are included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this section to “Bridger,” the “Company,” “we,” “us,” “our,” and other similar terms refer to the business of Legacy Bridger and its subsidiaries prior to the consummation of the Business Combination, and the Company and its subsidiaries following the consummation of the Business Combination that occurred on January 24, 2023.

Business Overview

Bridger provides aerial wildfire surveillance, relief, suppression and aerial firefighting services using next-generation technology and environmentally friendly and sustainable firefighting methods primarily throughout the United States. Our mission is to save lives, property and habitats threatened by wildfires, leveraging our high-quality team, specialized aircraft and innovative use of technology and data. We are meeting an underserved and growing need for next-generation full-service aerial firefighting platforms.

Our portfolio is organized across two core offerings:

•	Fire Suppression: Consists of deploying specialized Super Scooper aircraft to drop large amounts of water quickly and directly on wildfires.

•

Aerial Surveillance: Consists of providing aerial surveillance for fire suppression aircraft over an incident and providing tactical coordination with the incident commander. Aerial surveillance uses both manned aircraft and unmanned aircraft.

We manage our operations as a single segment for purposes of assessing performance, making operating decisions and allocating resources.

We have made and will continue to make significant investments in capital expenditures to build and expand our aerial forest fire management technologies. We expect that our existing cash and cash equivalents provided by equity and debt financing will be sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report.

The Business Combination

On January 24, 2023 we consummated the Business Combination. As a result of the Business Combination, Legacy Bridger and JCIC each became wholly-owned subsidiaries of the Company, and the JCIC shareholders and Legacy Bridger Equityholders converted their equity ownership in JCIC and Legacy Bridger, respectively, into equity ownership in the Company. Legacy Bridger has been determined to be the accounting acquirer with respect to the Business Combination, which will be accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP.

Upon consummation of the Business Combination, the most significant change in Legacy Bridger’s future reported financial position and results of operations was a gross decrease in cash and cash equivalents (as compared to Legacy Bridger’s balance sheet at December 31, 2022), of approximately $17.0 million. Total direct and incremental transaction costs of Bridger, JCIC and Legacy Bridger paid at Closing were approximately $16.6 million and will be treated as a reduction of the cash proceeds and deducted from our additional paid-in capital.

Public Company Costs

We have become the successor to an SEC-registered and Nasdaq-listed company, which has required, and in the future may require, us to hire additional staff and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.

Key Factors Affecting Our Results of Operations

We are exposed to certain risks inherent to an aerial firefighting business. These risks are further described in the section entitled “Risk Factors” in this Annual Report.

Seasonality Due to the North American Fire Season

Our operating results are impacted by seasonality. Climate conditions and other factors that may influence the revenues of our services may vary each season and year. Historically, the demand for our services has been higher in the second and third quarters of each fiscal year due to the timing and duration of the North American fire season. Consequently, revenues, expenses and operating cash flows from our services are generated mostly in the second and third quarters of our fiscal year. However, the seasonal fluctuations in the need to fight wildfires based upon location and the varying intensity of the fire season may lead our operating results to fluctuate significantly from quarter to quarter and year to year.

Weather Conditions and Climate Trends

Our business is highly dependent on the needs of government agencies to surveil and suppress fires. As such, our financial condition and results of operations are significantly affected by the weather, as well as environmental and other factors affecting climate change, which impact the number and severity of fires in any given period. The intensity and duration of the North American fire season is affected by multiple factors, some of which, according to the Climate Central Article, a nonprofit climate science news organization, are weather patterns including warmer springs and longer summers, lower levels of mountaintop snowpack which lead to drier soils and vegetation and frequency of lightning strikes. Based on the climate change indicators published by the EPA, these factors have shown year over year increases linked to the effects of climate change and the overall trend in increased temperatures. We believe that rising global temperatures have been, and in the future are expected to be, one factor contributing to increasing rates and severity of wildfires. Historically, sales of our services have been higher in the summer season of each fiscal year due to weather patterns which are generally correlated to a higher prevalence of wildfires in North America. Larger wildfires and longer seasons are expected to continue as droughts increase in frequency and duration, according to the EPA Climate Change Indicators Article.

For example, revenue was lower than the Bridger management team initially anticipated for 2022 due to a less intense wildfire season. In 2022, about 7.6 million acres of U.S. land had burned, according to the 2022 annual report by the NCEI, up 7.6% from the 2001-2020 average for the same period. However, the number of wildfires during 2022 was down 3.6% from the 2001-2020 average for the same period. Additionally, according to data from the NIFC, the average national wildland fire preparedness levels per month in 2022 reached a high of Level 4. In the same period in 2021 and 2020, the average national preparedness levels per month reached a high of Level 5. This decrease in the U.S. national level of fire preparedness in 2022 may be partially attributed to the Western United States, which experienced one of the slowest wildfire seasons in recent years, according to the WSJ Wildfire Season Article, due to increased and timely precipitation and cooler temperatures.

Limited Supply of Specialized Aircraft and Replacement and Maintenance Parts

Our results of operations are dependent on sufficient availability of aircraft, raw materials and supplied components provided by a limited number of suppliers. Our reliance on limited suppliers exposes us to volatility in the prices and availability of these materials which may lead to increased costs and delays in operations.

In March 2020, the World Health Organization declared a global pandemic related to the outbreak of a respiratory illness caused by COVID-19. Due to the COVID-19 pandemic, in 2020, 2021 and 2022 we experienced delays on the delivery of aircraft. Should such conditions become protracted or worsen or should longer-term budgets or priorities of our clients be impacted, the COVID-19 pandemic could negatively affect our business, results of operations and financial condition. Given the dynamic nature of the COVID-19 pandemic and its global consequences, the ultimate impact on our operations, cash flows and financial condition cannot be reasonably estimated at this time. The outbreak of COVID-19 may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in this Annual Report, such as those related to the market for our securities and cross-border transactions.

Economic and Market Factors

Our operations, supply chain, partners and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the adverse impacts of the ongoing COVID-19 global pandemic; the impact on us of significant operational challenges by third parties on which we rely; inflationary pressures; short- and long-term weather patterns; potential labor and supply chain shortages affecting us and our partners; volatile fuel prices; aircraft delivery delays; and changes in general economic conditions in the markets in which we operate.

Historically, our results of operations have not been materially impacted by other factors. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition and future results of operations, which are dependent on future developments. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends. For instance, the impact of the COVID-19 pandemic directly affected the delivery of our aircraft and the support related to their deployment while on contract. Deployment of two Super Scoopers was delayed in 2020 as a result of the FAA’s transition to a work-from-home environment and a reduction in its ability to process carding and registration matters; two other Super Scoopers were delayed as a result of modified manufacturing procedures at the OEM in response to COVID-19 that increased production time, which we understood was compounded by the OEM’s delays in receiving certain parts and components; and prior production delays pushed completion and delivery of another two Super Scoopers later in 2022 and early 2023 than we had previously anticipated receiving them. However, we believe that our long-term outlook remains positive due to the increasing demand for our services and our ability to meet those demands consistently, despite adverse market factors. We believe that this expected long-term increase in demand will offset increased costs and that the operational challenges we may experience in the near term can be managed in a manner that will allow us to support increased demand, though we cannot provide any assurances.

Under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), on April 16, 2020, a Company SBA loan application was approved, and we received loan proceeds in the amount of $0.8 million. The loan was forgiven in 2021.

Key Components of Our Results of Operations

Revenue

Our primary source of revenue is from providing services, which are disaggregated into fire suppression, aerial surveillance and other services. Revenue and growth for our fire suppression and aerial surveillance services is driven by climate trends, specifically the intensity and timing of the North American fire season. Other services primarily consist of extraneous fulfillment of contractual services such as extended availability and mobilizations. Other services also include maintenance services performed externally for third parties.

We charge daily and hourly rates depending upon the type of firefighting service rendered and under which contract the services are performed. The recognition of revenue for our services are primarily split into flight, standby and other revenues. Flight revenue is primarily earned at an hourly rate when the engines of the aircraft are cycled, upon request of the customer. Standby revenue is primarily earned as a daily rate when aircraft are available for use at a fire base, awaiting request from the customer for flight deployment. Other revenue consists of additional contractual items that can be charged to the customer, such as leasing revenues for facilities, as well as maintenance and repair on externally owned aircraft.

Cost of Revenues

Cost of revenues includes costs incurred directly related to flight operations including expenses associated with operating the aircraft on revenue generating contracts. These include labor, depreciation, subscriptions and fees, travel and fuel. Cost of revenues also includes maintenance expenses for our aircraft including costs of routine maintenance expenses and repairs. This consists of labor, parts, consumables, travel and subscriptions unique to each airframe.

Selling, General and Administrative Expense

Selling, general and administrative expenses include all costs that are not directly related to satisfaction of customer contracts. Selling, general and administrative expenses include costs for our administrative functions, such as finance, legal, human resources, IT support and business development costs that include contract procurement, public relations and business opportunity advancement. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, professional fees for external legal, accounting, and other consulting services, insurance, intangible asset amortization and depreciation expense. Selling, general and administrative expenses also contain any gain or loss on the disposal of fixed assets.

Interest Expense

Interest expense consists of interest expense related to our loan agreements, liability classified Legacy Bridger Series B Preferred Shares (all of the issued and outstanding shares of which have been fully redeemed as of December 31, 2022), and interest rate swaps agreements. Interest expense also includes amortization of debt issuance costs associated with our loan agreements. Refer to discussion of our loan commitments further below under the section of this Annual Report entitled “—Liquidity and Capital Resources—Indebtedness.”

Other Income

Other income consists of interest income, forgiveness of loan from the PPP established by the CARES Act and loss on debt extinguishment. This also includes the reimbursement from an insurance claim against a damaged asset.

Results of Operations

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The following table sets forth our consolidated statement of operations information for the years ended December 31, 2022 and 2021 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Annual Report.

(All amounts in U.S. dollars)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period Over Period Change ($)	Period Over Period Change (%)
Total revenues	$46,387,963	$39,384,182	$7,003,781	18%

Cost of revenues:
Flight operations	18,762,172	15,823,713	2,938,459	19%
Maintenance	15,123,806	10,755,471	4,368,335	41%

Total cost of revenues	33,885,978	26,579,184	7,306,794	27%

Gross profit	12,501,985	12,804,998	(303,013)	(2)%
Selling, general and administrative expense	35,128,322	11,215,027	23,913,295	213%

Operating (loss) income	(22,626,337)	1,589,971	(24,216,308)	(1,523)%

Interest expense	(20,017,177)	(9,293,928)	(10,723,249)	115%
Other income	521,555	1,163,160	(641,605)	(55)%

Net loss	$(42,121,959)	$(6,540,797)	$(35,581,162)	544%

(All amounts in U.S. dollars)	Year Ended December 31, 2022	Year Ended December 31, 2021
Legacy Bridger Series C Preferred Shares adjustment to maximum value	(200,505,236)	—
Legacy Bridger Series A Preferred Shares adjustment for redemption, extinguishment and accrued interest	(85,663,336)	(15,913,184)

Net loss attributable to common shareholders – basic and diluted	(328,290,531)	(22,453,981)

Net loss per share attributable to common shareholders – basic and diluted	(8.15)	(0.56)

Revenue

Revenue increased by $7.0 million, or 18%, to $46.4 million for the year ended December 31, 2022, from $39.4 million for the year ended December 31, 2021.

The following table shows revenues by service offering for each period.

(All amounts in U.S. dollars)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$38,845,227	$30,442,001	$8,403,226	28%
Aerial surveillance	7,215,997	8,632,535	(1,416,538)	(16)%
Other services	326,739	309,646	17,093	6%

Total revenues	$46,387,963	$39,384,182	$7,003,781	18%

Fire suppression revenue increased by $8.4 million, or 28%, to $38.8 million for the year ended December 31, 2022, from $30.4 million for the year ended December 31, 2021. The increase was primarily driven by the addition of two additional Super Scooper aircraft placed into service during the year ended December 31, 2022, which was partially offset by a decrease in revenue attributable to existing Super Scooper aircraft as a result of the decreased number of fires with high-incident levels in 2022 compared to 2021. The increase in fire suppression revenue accounted for 120% of the total increase in revenues for the year ended December 31, 2022.

Aerial surveillance revenue decreased by $1.4 million, or 16%, to $7.2 million for the year ended December 31, 2022, from $8.6 million for the year ended December 31, 2021. The decrease was primarily driven by the decreased number of fires with high-incident levels in 2022 compared to 2021.

Other services revenue decreased 6%, to $0.3 million for the year ended December 31, 2022, from $0.3 million for the year ended December 31, 2021. The slight decrease was primarily driven by decreased maintenance services.

The following table shows revenues by revenue type for each period.

(All amounts in U.S. dollars)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period Over Period Change ($)	Period Over Period Change (%)
Flight revenue	$25,105,027	$20,377,442	$4,727,585	23%
Standby revenue	20,772,018	18,550,067	2,221,951	12%
Other revenue	510,918	456,673	54,245	12%

Total revenues	$46,387,963	$39,384,182	$7,003,781	18%

Flight revenue increased by $4.7 million, or 23%, to $25.1 million for the year ended December 31, 2022, from $20.4 million for the year ended December 31, 2021. The increase was primarily driven by the increased number of Super Scooper aircraft flying on deployment.

Standby revenue increased by $2.2 million, or 12%, to $20.8 million for the year ended December 31, 2022, from $18.6 million for the year ended December 31, 2021. The increase was primarily driven by the increased number of Super Scooper aircraft available for deployment.

Other revenue increased by $0.1 million, or 12%, to $0.5 million for the year ended December 31, 2022, from $0.5 million for the year ended December 31, 2021. The increase was primarily driven by additional contractual items charged to the customer with an increased number of Super Scooper aircraft on deployment.

Cost of Revenues

Cost of revenues increased by $7.3 million, or 27%, to $33.9 million for the year ended December 31, 2022, from $26.6 million for the year ended December 31, 2021, due to the following drivers:

Flight Operations

Flight operations expenses increased by $2.9 million, or 19%, to $18.8 million for the year ended December 31, 2022, from $15.8 million for the year ended December 31, 2021. The increase was partially attributable to higher depreciation of $1.4 million and subscription, licenses and fees expenses of $0.2 million primarily as a result of two additional Super Scooper aircraft placed into service in 2022. The increase was also partially due to higher personnel and travel expenses of $1.5 million mostly attributable to increased travel and the number of personnel required for a full season of flight deployment. The increase was partially offset by a decrease in aircraft leasing expenses due to a lower utilization of leased aircraft.

Maintenance

Maintenance expenses increased by $4.4 million, or 41%, to $15.1 million for the year ended December 31, 2022, from $10.8 million for the year ended December 31, 2021. The increase was partially driven by higher subscriptions, licenses and fees of $1.5 million mostly attributable to the additional two Super Scooper aircraft placed into service in 2022. The increase was also partially attributable to higher personnel and travel expenses of $1.7 million due to increased travel and the number of personnel required for a full season of flight deployment. The increase was also partially driven by an increase in aircraft maintenance of $0.7 million in 2022.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $23.9 million, or 213%, to $35.1 million for the year ended December 31, 2022, from $11.2 million for the year ended December 31, 2021. The increase was partially driven by higher personnel expenses of $16.5 million which included $10.1 million of transaction related bonuses for employees and executives in connection with the issuance of the Legacy Bridger Series C Preferred Shares, issuance of the Series 2022 Bonds, execution of the Transaction Agreements and initial filing of the proxy statement/prospectus prepared in connection with the Business Combination. The increase was also partially driven by higher professional services of $5.3 million associated primarily with third-party consultants and auditors’ fees to support the growth of the business and preparation of becoming a public company upon the consummation of the Business Combination, as well as advertising and public relation services. The increase was also partially attributable to the loss on disposal of two aging aircraft and other rotables of $1.8 million.

Interest Expense

Interest expense increased by $10.7 million, or 115%, to $20.0 million for the year ended December 31, 2022, from $9.3 million for the year ended December 31, 2021. The increase was primarily driven by the additional interest expense for Legacy Bridger Series A Preferred Shares of $3.9 million, decrease in interest expense for Legacy Bridger Series B Preferred Shares of $2.8 million and the additional interest expense for the Series 2022 Bonds of $7.8 million. Refer to discussion of our loan commitments further below under the section of this Annual Report entitled “Liquidity and Capital Resources—Indebtedness.”

Other Income

Other income decreased by $0.6 million, or 55%, to $0.5 million for the year ended December 31, 2022, from $1.2 million for the year ended December 31, 2021. The decrease was driven by the loss on extinguishment of Series 2021 Bond of $0.8 million in the year ended December 31, 2022, versus a gain on the forgiveness of our PPP debt of $0.8 million in the year ended December 31, 2021.

Non-GAAP Financial Measures

Although we believe that net income or loss, as determined in accordance with GAAP, is the most appropriate earnings measure, we use EBITDA and Adjusted EBITDA as key profitability measures to assess the performance of our business. We believe these measures help illustrate underlying trends in our business and use the measures to establish budgets and operational goals, and communicate internally and externally, for managing our business and evaluating its performance. We also believe these measures help investors compare our operating performance with its results in prior periods in a way that is consistent with how management evaluates such performance.

Each of the profitability measures described below are not recognized under GAAP and do not purport to be an alternative to net income or loss determined in accordance with GAAP as a measure of our performance. Such measures have limitations as analytical tools and you should not consider any of such measures in isolation or as substitutes for our results as reported under GAAP. EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used only in conjunction with our GAAP profit or loss for the period. Our management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP profitability measure that represents net income or loss for the period before the impact of the interest expense, income tax expense (benefit) and depreciation and amortization of property, plant and equipment and intangible assets. EBITDA eliminates potential differences in performance caused by variations in capital structures (affecting financing expenses), the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense).

Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted EBITDA losses on disposals of assets and legal fees related to financing transactions, which include costs that are required to be expensed in accordance with GAAP. In addition, we exclude from Adjusted EBITDA certain nonrecurring items that we do not consider indicative of our ongoing performance, such as the one-time discretionary bonus payments made to certain employees and executives in connection with the issuance of the Legacy Bridger Series C Preferred Shares, issuance of the Series 2022 Bonds, the execution of the Transaction Agreements and initial filing of the proxy statement/prospectus prepared in connection with the Business Combination, loss (gain) on extinguishment of debt, and stock-based compensation. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022	Year Ended December 31, 2021	Period Over Period Change ($)	Period Over Period Change (%)
Net loss	$(42,121,959)	$(6,540,797)	$(35,581,162)	544%
Depreciation and amortization	9,091,219	6,673,685	2,417,534	36%
Interest expense	20,017,177	9,293,928	10,723,249	115%

EBITDA	(13,013,563)	9,426,816	(22,440,379)	(238)%

Loss on disposals(i)	1,769,732	995,528	774,204	78%
Legal Fees(ii)	—	110,000	(110,000)	(100)%
Offering costs(iii)	2,961,643	—	2,961,643	—
Loss (gain) on extinguishment of debt(iv)	844,925	(774,300)	1,619,225	(209)%
Discretionary bonuses to employees and executives(v)	10,136,530	—	10,136,530	—
Stock-based compensation(vi)	9,224	—	9,224	—
Business development(vii)	953,994	—	953,994	—

Adjusted EBITDA	$3,662,485	$9,758,044	$(6,095,559)	(62)%

Net loss margin(viii)	(91)%	(17)%

Adjusted EBITDA margin(viii)	8%	25%

(i)	Represented loss on the disposal or obsolescence of aging aircraft.
(ii)	Represents one-time costs associated with legal fees for infrequent or unusual transactions that were not capitalizable per GAAP.
(iii)	Represents one-time professional service fees related to the preparation for the Business Combination that have been expensed during the period.
(iv)	Represents loss on extinguishment of debt related to the Series 2021 Bond and forgiveness of the PPP loan.
(v)

Represents one-time discretionary bonuses to certain employees and executives of Bridger in connection with the issuance of the Legacy Bridger Series C Preferred Shares, issuance of the Series 2022 Bonds, execution of the Transaction Agreements and initial filing of the proxy statement/ prospectus prepared in connection with the Business Combination .

(vi)	Represents stock-based compensation expense recognized of the incentive units granted to selected board members and executives.
(vii)	Represents expenses related to potential acquisition targets and additional business lines.
(viii)	Net loss margin represents Net loss divided by Total revenue and Adjusted EBITDA margin represents Adjusted EBITDA divided by Total revenue.

Liquidity and Capital Resources

Cash and Marketable Securities

As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $30.2 million which were held for working capital purposes and restricted cash of $12.3 million. The restricted cash was procured through a county bond and is accessed for financing capital projects. As of December 31, 2022, the Company had $55.0 million of investments in debt securities classified as available-for-sale with short-term maturities of less than one year and carried at fair value. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss.

In connection with the Business Combination, stockholders owning 34,245,643 shares of JCIC Class A Ordinary Shares exercised their rights to have those shares redeemed for cash at a redemption price of approximately $10.16 per share, or an aggregate of $347.8 million. Following the payment of redemptions and expenses related to the Trust Account, there was approximately $2.4 million in remaining cash in the Trust Account, which was paid to UBS Securities LLC as a portion of its deferred underwriting fee from the JCIC IPO.

As a result, we did not receive any cash proceeds from the Business Combination. Total direct and incremental transaction costs of Bridger, JCIC and Legacy Bridger paid at Closing were approximately $16.6 million.

We may receive up to $306.5 million from the exercise of the Warrants after the Closing, assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of Common Stock issuable upon such exercise. On March 17, 2023, the closing price of our Common Stock was $4.75 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and our Warrant Holders are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any cash proceeds from the exercise of our Warrants to fund our operations.

Even if the Warrants remain “out-of-the-money”, we believe that our cash on hand and debt securities will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report. In considering our capital requirements and sources of liquidity, we have not relied on the receipt of proceeds from the Business Combination or from the exercise of our Public Warrants and Private Placement Warrants. For so long as the exercise price of our Public Warrants and Private Placement Warrants exceeds the trading prices for shares of our Common Stock, it is unlikely that we will receive significant proceeds, if any, from the exercise of the Public Warrants and Private Placement Warrants in the near future. Nonetheless, we believe we will be sufficiently funded, and will not require substantial additional funds for operations in order to meet our short-term liquidity needs and the execution of our business plan for at least twelve months from the date of this Annual Report. Refer to the discussion further below under the section entitled “Liquidity and Capital Resources—Contractual Obligations.”

While we do not need to raise capital in order to fund our current operations for at least twelve months from the date of this Annual Report, we may in the future seek to raise additional funds through various potential sources, such as equity and debt financing for general corporate purposes or for specific purposes, including in order to pursue growth initiatives. Due to the gross decrease in cash and cash equivalents (as compared to Legacy Bridger’s balance sheet at December 31, 2022), of approximately $13.6 million as a result of the Business Combination, we would anticipate the need to raise additional funds through equity or debt financing (or the issuance of stock as acquisition consideration) to pursue any significant acquisition opportunity, at the time of such acquisition opportunity. Our ability to generate proceeds from equity financings will significantly depend on the market price of our Common Stock.

Indebtedness

As of December 31, 2022, we held $22.1 million of current liabilities, $16.5 million of which was accrued expenses and other current liabilities.

As of December 31, 2022, we held $206.3 million of long-term liabilities with $205.5 million of total long-term debt, net of debt issuance costs, which are comprised of the Series 2022 Bonds, eight (8) support vehicle loans, two (2) hangar loans and three (3) loans on six (6) aircraft.

Rocky Mountain Bank Loans

Through certain of our subsidiaries, we entered into two credit facilities with Rocky Mountain Bank to finance in part (i) the construction of airplane hangars on September 30, 2019 and (ii) the purchase of four Quest Kodiak aircraft on February 3, 2020. In connection with such credit facilities, we also entered into various term loan and other long-term debt agreements which contain certain financial covenants, including, that we maintain (i) a debt service coverage ratio that exceeds 1.25x (generally calculated as the ratio of the net operating income over the debt service payments made or as the ratio of adjusted EBITDA over the aggregate amount of interest and principal payments, in each case, as determined in the applicable agreement) and (ii) certain senior leverage ratios that do not exceed 7.00x through the third quarter of 2024, 6.00x through the third quarter of 2025, or 5.00x thereafter (generally calculated as the ratio of the senior funded debt over EBITDA, as determined in the applicable agreement). We were not considered in violation of the debt service coverage ratio and the senior leverage ratio requirements as of December 31, 2022.

Series 2022 Bonds

On July 21, 2022, we closed our Series 2022 Bond Offering in a taxable industrial development revenue bond transaction with Gallatin County, Montana for $160.0 million. Pursuant to the Series 2022 Bond Offering, Gallatin County issued $135.0 million of bonds on July 21, 2022 and an additional $25.0 million of bonds on August 10, 2022. The proceeds from the offering, together with cash on hand, were used to redeem the capital contributions plus accrued interest for all of the remaining Legacy Bridger Series A-1 Preferred Shares and Legacy Bridger Series A-2 Preferred Shares totaling $134.0 million, the principal plus accrued interest for the Series 2021 Bond, totaling $7.7 million, to finance the construction and equipping of the Company’s third and fourth aircraft hangars in Belgrade, Montana and to fund the purchase of additional CL415EAF aircraft. The Series 2022 Bonds mature on September 1, 2027, with an annual interest rate of 11.5%. Interest will be payable semiannually on March 1 and September 1 of each year until maturity and commenced on September 1, 2022. Debt issuance costs for the Series 2022 Bonds was $4.2 million.

Optional Redemption—We may redeem the Series 2022 Bonds (i) during the period beginning on September 1, 2025 through August 31, 2026, at a redemption price equal to 103% of the principal amount plus accrued interest; (ii) during the period beginning on September 1, 2026 through August 31, 2027, at a redemption price equal to 102% of the principal amount plus accrued interest; and (iii) on or after September 1, 2027, at a redemption price equal to 100% of the principal amount plus accrued interest. At our direction, the Series 2022 Bonds may be redeemed by Gallatin County at any time, at a redemption price equal to 100% of the principal amount plus accrued interest upon the occurrence of certain events set forth in that certain Amended and Restated Trust Indenture, dated as of June 1, 2022 (the “Indenture”), between Gallatin County and U.S. Bank Trust Company, National Association, Salt Lake City, Utah (the “Trustee”).

Mandatory and Extraordinary Redemptions—Subject to the terms of the Indenture, the Series 2022 Bonds must be redeemed, including, among other things, (i) from all the proceeds of the sale of any Super Scooper, (ii) in an amount equal to (a) 50% of our operating revenues less the portion used to pay or establish reserves for all our expenses, debt payments, capital improvements, replacements, and contingencies (“Excess Cash Flow”) or (b) 100% of Excess Cash Flow, in each case, in the event we fall below certain debt service coverage ratio requirements set forth in the Indenture, and (iii) upon a change of control (each a “Mandatory Redemption”). For each Mandatory Redemption, the Series 2022 Bonds will be redeemed in whole or in part, at a redemption price equal to 100% of the principal amount of each Series 2022 Bond redeemed plus any premium that would be applicable to an optional redemption of the Series 2022 Bonds on such date (and if such redemption occurs prior to September 1, 2025, the applicable premium shall be three percent (3%)) and accrued interest. Furthermore, subject to the terms of the Indenture, at our direction, the Series 2022 Bonds may be redeemed by Gallatin County at any time, at a redemption price equal to 100% of the principal amount plus accrued interest upon the occurrence of certain events, including, among other things, casualty, condemnation, or other unexpected events set forth in the Indenture.

Financial Covenants—In connection with the Series 2022 Bonds, we are a party to certain loan agreements that contain customary representation and warranties, negative covenants, including, limitations on indebtedness, reduction of liquidity below certain levels, and asset sales, merger and other transactions, and remedies on and events of default.

Under the terms of such loan agreements, we are subject to certain financial covenants, that require, among other things, that we operate in a manner and to the extent permitted by applicable law, to produce sufficient gross revenues so as to be at all relevant times in compliance with the terms of such covenants, including that we maintain (i) beginning with the fiscal quarter ending December 31, 2023, a minimum debt service coverage ratio (generally calculated as the aggregate amount of our total gross revenues, minus operating expenses, plus interest, depreciation and amortization expense, for any period, over our maximum annual debt service requirements, as determined under such loan agreement) that exceeds 1.25x and (ii) beginning with the fiscal quarter ending September 30, 2022, a minimum liquidity of not less than $8 million in the form of unrestricted cash and cash equivalents, plus liquid investments and unrestricted marketable securities at all times.

Subject to the terms of the loan agreements, in the event we are unable to comply with the terms of the financial covenants, we may be required (among other potential remedial actions) to engage an independent consultant to review, analyze and make recommendations with respect to our operations or in some instances, this could result in an event of default and/or the acceleration of our debt obligations under the loan agreements. In addition, the acceleration of our debt obligations may in some instances (as set forth in the Amended and Restated Charter) result in an increase in the dividend rate of the Series A Preferred Stock by 2.00% per annum from the dividend rate otherwise in effect at such time.

Mandatorily Redeemable Preferred Stock

Legacy Bridger Series B Preferred Shares

On April 25, 2022, we used a portion of the proceeds from the issuance of the Legacy Bridger Series C Preferred Shares to redeem all 60,000,000 of our outstanding Legacy Bridger Series B Preferred Shares for $70.0 million, inclusive of $10.0 million in accrued interest.

Legacy Bridger Series A Preferred Shares

On April 25, 2022, we and our investors included a new mandatory redemption provision requiring Legacy Bridger Series A Preferred Shares to be redeemed on April 25, 2032. Due to the mandatory redemption provision, Legacy Bridger Series A Preferred Shares were reclassified from mezzanine equity to liability. We elected the fair value option to measure the modification of the Legacy Bridger Series A Preferred Shares. On July 25, 2022, we used the proceeds from the Series 2022 Bonds plus cash on hand to redeem in full the remaining 6,055,556 shares of the Legacy Bridger Series A Preferred Shares for aggregate proceeds of $136.3 million. The fair values of the Legacy Bridger Series A Preferred Shares increased by $3.9 million from interest accrued since the modification on April 25, 2022 and no gain or loss were recorded to net loss upon redemption.

Mezzanine and Permanent Equity

Preferred Shares—On April 25, 2022, we authorized and issued 315,789.473684 Legacy Bridger Series C Preferred Shares for aggregate proceeds of $288.5 million, net of issuance costs of $11.5 million. Legacy Bridger Series C Preferred Shares rank senior to our Common Stock and ranked subordinate to Legacy Bridger Series A Preferred Shares with respect to the distribution of assets upon liquidation or certain triggering events. Upon the Closing, Legacy Bridger Series C Preferred Shares were exchanged for shares of Series A Preferred Stock on a one-to-one basis as a portion of the merger consideration issued in connection with the Business Combination. The Series A Preferred Stock will be mezzanine equity classified at Closing as it remains probable that they may become redeemable upon the mandatory redemption date of April 25, 2032. Series A Preferred Stock does not participate in earnings and is non-voting. For additional information regarding the terms and conditions of the Series A Preferred Stock, see the section of this Annual Report entitled “Description of Securities — Preferred Stock — Series A Preferred Stock.”

Prior to the Closing, Legacy Bridger Series C Preferred Shares accrued interest daily at 7% per annum for the first year, 9% per annum for the second year and 11% per annum thereafter. Following the Closing, the Series A Preferred Stock will continue to accrue interest daily at 7% per annum for the first six years, 9% per annum for the seventh year and 11% per annum thereafter. Accrued interest for Legacy Bridger Series C Preferred Shares was $15.3 million as of December 31, 2022.

If the mandatory redemption occurs prior to the consummation of a qualified public offering, the redemption amount is equal to the stated value, plus the initial issue price multiplied by 50%, plus accrued but unpaid interest. As of December 31, 2022, it was probable that Legacy Bridger Series C Preferred Shares may become redeemable at either the holder’s option on or after March 29, 2027 and prior to the consummation of a qualified public offering or in the event of a qualified public offering. We have elected to recognize changes in redemption value immediately, adjusting the preferred shares to the maximum redemption value at each reporting date. Upon the Closing and exchange of Legacy Bridger Series C Preferred Shares for Series A Preferred Stock, the 50% multiplier, valued at $157.9 million as of December 31, 2022, will be removed and treated as a deemed dividend. As of December 31, 2022, Legacy Bridger Series C Preferred Shares had a carrying value of $331.1 million and a redemption value of $489.0 million.

Common Shares—Legacy Bridger had 30,000,000 shares of Legacy Bridger Class A Common Shares issued and outstanding as of December 31, 2022 and December 31, 2021. The holders of these shares were entitled to one vote for each share held of record on all matters submitted to a vote of our shareholders. These Legacy Bridger Class A Common Shares were issued to ElementCompany, LLC.

Legacy Bridger had 9,756,130 shares of Legacy Bridger Class B Common Shares issued and outstanding as of December 31, 2022 and December 31, 2021. The holders of these Legacy Bridger Class B Common Shares were entitled to one vote for each share held of record on all matters submitted to a vote of our shareholders.

Legacy Bridger had 243,871 shares of Legacy Bridger Class C Common Shares issued and outstanding as of December 31, 2022 and December 31, 2021. Legacy Bridger also had 606,061 shares of Legacy Bridger Class D Common Shares issued and outstanding as of December 31, 2022 and December 31, 2021. These Legacy Bridger Class C Common Shares and Legacy Bridger Class D Common Shares are non-voting.

Prior to the Closing, Legacy Bridger’s voting power followed the structure of the elected board members with three (3) designees from the holders of Legacy Bridger Class A Common Shares and two (2) designees from the holders of Legacy Bridger Class B Common Shares. This remained in place until the Closing.

Upon the Closing on January 24, 2023, we had 43,769,290 shares of Common Stock issued and outstanding.

Historical Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash (used in) provided by operating activities	$(9,917,608)	$6,020,870
Net cash used in investing activities	(89,813,216)	(54,762,852)
Net cash provided by financing activities	124,929,731	60,758,004
Effect of exchange rate changes	(413)	(776)

Net change in cash and cash equivalents	$25,198,494	$12,015,246

Operating Activities

Net cash used in operating activities was $9.9 million for the year ended December 31, 2022, compared to Net cash provided by operating activities of $6.0 million for the year ended December 31, 2021. Net cash used in operating activities reflects net loss of $42.1 million for the year ended December 31, 2022 compared to $6.5 million for the year ended December 31, 2021. Net cash used in operating activities for the year ended December 31, 2022 reflects add-backs to Net loss for non-cash charges totaling $20.9 million, primarily driven by depreciation and amortization, change in fair value of Legacy Bridger Series A Preferred Shares and interest accrued on Legacy Bridger Series B Preferred Shares. Net cash provided by operating activities for the year ended December 31, 2021 reflects add-backs to Net loss for non-cash charges totaling $13.4 million, primarily driven by $6.7 million of depreciation and amortization.

Investing Activities

Net cash used in investing activities was $89.8 million for the year ended December 31, 2022, compared to Net cash used in investing activities of $54.8 million for the year ended December 31, 2021. Net cash used in investing activities for the year ended December 31, 2022 reflects purchases of marketable securities of $60.2 million, purchases of property, plant and equipment of $25.6 million, which primarily comprised of purchases of aircraft and aircraft improvements, the construction in progress of the third hangar of $9.8 million, and proceeds from maturities of marketable securities of $5.5 million. Net cash used in investing activities for the year ended December 31, 2021 reflects investments in the construction currently in progress for Super Scoopers and hangars of $31.2 million and purchases of property, plant and equipment of $22.6 million.

Financing Activities

Net cash provided by financing activities was $124.9 million for the year ended December 31, 2022, compared to Net cash provided in financing activities of $60.8 million for the year ended December 31, 2021. Net cash provided by financing activities for the year ended December 31, 2022 reflects proceeds from the issuance of the Legacy Bridger Series C Preferred Shares, net of issuance costs, of $288.5 million, borrowings from the Series 2022 Bonds of $160.0 million, payments to the holders of Legacy Bridger Series A Preferred Shares and Legacy Bridger Series B Preferred Shares of $236.3 million and $70.0 million, respectively, payment for the extinguishment of the Series 2021 Bond of $7.5 million and payment of debt issuance costs for the Series 2022 Bonds of $4.4 million. Net cash provided by financing activities for the year ended December 31, 2021 reflects proceeds of $50.0 million from the issuance of Legacy Bridger Series B Preferred Shares, $7.3 million of borrowings from the Series 2021 Bond and proceeds of $5.0 million from the issuance Legacy Bridger Series A Preferred Shares.

Contractual Obligations

Our principal commitments consist of obligations for outstanding debt, aircraft purchase agreements, and leases. The following table summarizes our contractual obligations as of December 31, 2022.

	Payments Due by Period
	Total	Current	Noncurrent
Aircraft purchase obligations	$9,097,771	$9,097,771	$—
Hangar construction obligations	3,755,517	3,755,517	—
Lease obligations	2,768,885	85,402	2,683,483
Debt obligations	213,575,262	3,438,752	210,136,510

Total	$229,197,435	$16,377,442	$212,819,993

Our short-term aircraft purchase obligations as of December 31, 2022, primarily consist of payment for the remaining production of the Super Scooper aircraft. The payments were due upon receipt of the aircraft, the last of which was delivered in February 2023.

On February 14, 2023, we made a payment of $9.1 million for the purchase of aircraft under the LAS Purchase Agreement.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any relationships with special purpose or variable interest entities or other which would have been established for the purpose of facilitating off-balance sheet arrangements or other off-balance sheet arrangements.

Quantitative and Qualitative Disclosures About Market Risk

Bridger is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes included elsewhere in this Annual Report are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cashflows will be affected.

We believe that the following critical accounting policies involve a greater degree of judgment or complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Investments in Marketable Securities

Investments in debt securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss). Gains and losses are recognized when realized. Unrealized losses are evaluated for impairment to determine if the impairment is credit related. An other-than-temporary credit impairment would be recognized as an adjustment to income. Gains and losses are determined using the first-in first-out method. Investments in marketable securities are classified as current assets with short-term maturities of less than one year.

Revenue Recognition

We charge daily and hourly rates depending upon the type of firefighting service rendered and under which contract the services are performed. These services are primarily split into flight revenue and standby revenue. Flight revenue is earned usually at an hourly rate. Standby revenue is earned usually as a daily rate when aircraft are available for use at a fire base, awaiting request from the customer for flight deployment.

While a majority of our existing contracts are for a one-year base term, we enter into short, medium and long-term contracts with customers, primarily with government agencies during the firefighting season, to deploy aerial fire management assets. Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied and payment is typically due within 30 days of invoicing. This occurs as the services are rendered and include the use of the aircraft, pilot and field maintenance personnel to support the contract. Mobilization revenue, which represents payment received to deploy an aircraft to a customer, is recognized as the related mobilization occurs.

Contracts are based on either a CWN or EU basis. Rates established are generally more competitive based on the security of the revenue from the contract (i.e., an EU versus only on an as-needed basis in CWN). These rates are delineated by the type of service, generally flight time or time available for deployment. Once an aircraft is deployed on a contract the fees are earned at these rates and cannot be obligated to another customer. Contracts have no financing components and consideration is at pre-determined rates. No variable considerations are constrained within the contracts.

The transaction prices are allocated on the service performed and tracked real-time by each operator in a duty log. On at least a monthly basis, the services performed and rates are validated by each customer. Acceptance by the customer is evidenced by the provision of their funded task order or accepted invoice.

Other revenue consists of leasing revenues from the rental of BSI, LLC facilities to another related party as well as external repair work performed on customer aircraft by Bridger Aviation Repair, LLC.

Payment terms vary by customer and type of revenue contract. We generally expect that the period of time between payment and transfer of promised goods or services will be less than one year. In such instances, we have elected the practical expedient to not evaluate whether a significant financing component exists. As permitted under the practical expedient available under ASC 606, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount which we have the right to invoice for services performed.

Stock Based Compensation

During the year ended December 31, 2021, we granted incentive units (the “Legacy Bridger Incentive Units”) to selected board members. Within each grant, 80% of the Legacy Bridger Incentive Units vest annually over a four-year period subject to continued service by the grantee (the “Time-Vesting Incentive Units”) and the remaining 20% of the Legacy Bridger Incentive Units vest upon a qualifying change of control event (the “Exit-Vesting Incentive Units”). Notwithstanding the above, any unvested Time-Vesting Incentive Units will become vested Time-Vesting Incentive Units if a qualifying change of control event occurs prior to the respective award’s four-year service-based vesting period. We did not grant any Legacy Bridger Incentive Units for the year ended December 31, 2022.

For the Time-Vesting Incentive Units, compensation cost is recognized over the requisite service period on a straight-line basis. Upon a qualifying change of control event change of control, the unrecognized compensation expense related to the Time-Vesting Incentive Units will be recognized when the change of control event is considered probable. For the Exit-Vesting Incentive Units, expense is recognized when a qualifying change of control event is considered probable, which has not occurred as of December 31, 2022. Forfeitures are accounted for as they occur.

Compensation cost for the Legacy Bridger Incentive Units is measured at their grant-date fair value and is equal to the value of one fair value of one Legacy Bridger Class D Common Share, which is generally equal to the value of other classes of Bridger Common Shares. The value of Legacy Bridger Common Shares is derived through an option pricing model, which incorporates various assumptions. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed equity volatility for comparable companies. The expected time to liquidity event is based on management’s estimate of time to an expected liquidity event. The dividend yield was based on our expected dividend rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues. The weighted-average assumptions we used in the option pricing model for its 2021 grants are as follows.

Dividend yield (%)	0
Expected volatility (%)	46.5
Risk-free interest rate (%)	1.26
Term (in years)	5.00
Discount for lack of marketability (%)	30

Impairment of Goodwill and Long-Lived Assets

Goodwill

Goodwill represents the excess of purchase price over fair value of the net assets acquired in an acquisition. We assess goodwill for impairment as of December 31 annually or more frequently upon an indicator of impairment. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.

When we elect to perform a qualitative assessment and conclude it is more likely that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary. Otherwise, a quantitative assessment is performed, and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or the business climate that could affect the value of an asset or an adverse reaction. As of the December 31, 2022 annual goodwill impairment test, the Company’s qualitative analysis indicated the fair value of the Company’s reporting unit exceeded its carrying value.. No impairment charge for goodwill was recorded for the years ended December 31, 2022 and 2021.

Long-Lived Assets

A long-lived asset (including amortizable identifiable intangible assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. When indicators of impairment are present, we evaluate the carrying value of the long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. We adjust the net book value of the long-lived assets to fair value if the sum of the expected future cash flows is less than book value.

Property, Plant and Equipment, net

Property, plant and equipment is stated at net book value, cost less depreciation. Depreciation for aircraft, engines and rotable parts is recorded over the estimated useful life based on flight hours. Depreciation for unmanned aerial vehicles, vehicles and equipment, and buildings is computed using the straight-line method over the estimated useful lives of the property, plant and equipment. The table below summarizes depreciable lives by asset category:

Estimated useful life
Aircraft, engines and rotable parts	1,500 – 6,000 flight hours
Unmanned aerial vehicles	5 – 10 years
Vehicles and equipment	3 – 5 years
Buildings	40 years

Property, plant and equipment are reviewed for impairment as discussed above under “Long-Lived Assets”

Cost Method Investments

We hold equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment, totaling $1,000 thousand as of December 31, 2022 and 2021.

Variable Interest Entities

We follow ASC 810-10-15 guidance with respect to accounting for VIE. These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership or pecuniary in nature and that changes with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances. For the year ended December 31, 2022, the VIE, Northern Fire, is consolidated into our financial statements. For the year ended December 31, 2021, the VIE’s, Northern Fire and Mountain Air, are consolidated into our financial statements. See “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report for additional information.

On November 7, 2022, we acquired all of the outstanding equity interests of Mountain Air, and it has not been accounted for as a VIE in subsequent reporting periods.

Fair Value of Financial Instruments

We follow guidance in ASC 820, Fair Value Measurement, where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of our business. Unobservable inputs reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available.

Recent Accounting Pronouncements

For additional information regarding recent accounting pronouncements adopted and under evaluation, refer to “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report.

Emerging Growth Company and Smaller Reporting Company Status

Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” as defined in Section 2(A) of the Securities Act of 1933, from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” and have elected to take advantage of the benefits of this extended transition period.

We will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by our emerging growth company status may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ended December 31, 2022 and 2021.

We will remain an “emerging growth company” under the JOBS Act until the earliest of (a) December 31, 2028, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

We will be a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, and (ii) our annual revenues are greater than or equal to $100 million during the last completed fiscal year or the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter.

Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting, which we are in the process of, and are focused on, remediating. The first material weakness is related to properly accounting for complex transactions within our financial statement closing and reporting process. The second material weakness arises from our failure to design and maintain effective IT general controls over the IT systems used within the processing of key financial transactions. Specifically, we did not design and maintain user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel. Additionally, we identified a material weakness in our internal control over financial reporting related to the period end account reconciliation review and entity level financial statement review controls which did not operate within a sufficient level of precision.

We have begun the process of and are focused on designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses, including:

•

actively recruiting additional personnel with knowledge of GAAP, in addition to engaging and utilizing third party consultants and specialists to supplement our internal resources and implementing processes and controls to segregate key functions within our finance systems, as appropriate;

•	designing and implementing a formalized control plan related to IT general controls, including controls related to managing access to financially significant systems within our IT environment; and

•

engaging a third party consultant to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time, to estimate how long it will take and our efforts may not be successful in remediating the deficiencies or material weaknesses. In addition, even if we are successful in strengthening our controls and procedures, we can give no assurances that in the future such controls and procedures will be adequate to prevent or identify errors or irregularities or to facilitate the fair preparation and presentation of our consolidated financial statements.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

Item 8.	Financial Statements and Supplementary Data.

BRIDGER AEROSPACE GROUP HOLDINGS, LLC

(PREDECESSOR TO BRIDGER AEROSPACE

GROUP HOLDINGS, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Bridger Aerospace Group Holdings, Inc.

Belgrade, Montana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bridger Aerospace Group Holdings, LLC (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, members’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company’s auditor since 2022.

Atlanta, Georgia

March 20, 2023

BRIDGER AEROSPACE GROUP HOLDINGS, LLC

(PREDECESSOR TO BRIDGER AEROSPACE GROUP HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

(All amounts in U.S. dollars)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$30,162,475	$13,689,091
Restricted cash	12,297,151	3,572,041
Investments in marketable securities	54,980,156	—
Accounts receivable	28,902	34,992
Aircraft support parts	1,761,270	1,944,660
Prepaid expenses and other current assets	1,835,032	2,825,687
Deferred offering costs	5,800,144	—

Total current assets	106,865,130	22,066,471
Property, plant and equipment, net	192,091,413	168,677,309
Intangible assets, net	208,196	307,954
Goodwill	2,457,937	2,457,937
Other noncurrent assets	4,356,225	1,602,568

Total assets	$305,978,901	$195,112,239

LIABILITIES, MEZZANINE EQUITY AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$3,170,354	$4,021,177
Accrued expenses and other current liabilities	16,483,289	474,644
Operating right-of-use current liability	21,484	4,973
Current portion of Series B Preferred shares	—	66,412,637
Current portion of long-term debt, net of debt issuance costs	2,445,594	2,155,926

Total current liabilities	22,120,721	73,069,357
Long-term accrued expenses and other noncurrent liabilities	45,659	1,456,949
Operating right-of-use noncurrent liability	754,673	608,571
Long-term debt, net of debt issuance costs[1]	205,471,958	58,117,473

Total liabilities	228,393,011	133,252,350

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series A Preferred shares, $0.001 par value; 10,500,000 shares authorized, issued and outstanding at December 31, 2021	—	146,668,028
Series C Preferred shares, $0.001 par value; 315,789.473684 shares authorized, issued and outstanding at December 31, 2022	489,021,545	—

MEMBERS’ DEFICIT
Accumulated deficit	(413,114,152)	(84,832,845)
Accumulated other comprehensive income	1,678,497	24,706

Total members’ deficit	(411,435,655)	(84,808,139)

Total liabilities, mezzanine equity and members’ deficit	$305,978,901	$195,112,239

[1]	Includes related party debt of $10,000,000 for the 2022 taxable industrial revenue bond.

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, LLC

(PREDECESSOR TO BRIDGER AEROSPACE GROUP HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(All Amounts in U.S. dollars)

	For the years ended December 31,
	2022	2021
Revenues	$46,387,963	$39,384,182

Cost of revenues:
Flight operations	18,762,172	15,823,713
Maintenance	15,123,806	10,755,471

Total cost of revenues	33,885,978	26,579,184

Gross profit	12,501,985	12,804,998

Selling, general and administrative expense	35,128,322	11,215,027

Operating (loss) income	(22,626,337)	1,589,971

Interest expense[1]	(20,017,177)	(9,293,928)
Other income	521,555	1,163,160

Net loss	$(42,121,959)	$(6,540,797)

Series C Preferred shares adjustment to maximum redemption value	(200,505,236)	—
Series A Preferred shares adjustment for redemption, extinguishment, and accrued interest	(85,663,336)	(15,913,184)

Net loss attributable to common shareholders – basic and diluted	(328,290,531)	(22,453,981)

Net loss per share attributable to common shareholders – basic and diluted	$(8.15)	$(0.56)

Weighted-average shares outstanding – basic and diluted	40,287,478	40,122,651

[1]	Includes related party interest of approximately $517,000 for the 2022 taxable industrial revenue bond.

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, LLC

(PREDECESSOR TO BRIDGER AEROSPACE GROUP HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All Amounts in U.S. dollars)

	For the years ended December 31,
	2022	2021
Net loss	$(42,121,959)	$(6,540,797)
Other comprehensive income:
Foreign currency translation adjustment	(413)	(776)
Unrealized gain on derivative instruments	1,381,653	527,610
Unrealized gain on investments in marketable securities	272,551	—

Total other comprehensive income	1,653,791	526,834

Comprehensive loss	$(40,468,168)	$(6,013,963)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, LLC

(PREDECESSOR TO BRIDGER AEROSPACE GROUP HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(All Amounts in U.S. dollars)

	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Members’ Deficit
Balance at January 1, 2021	$(62,378,864)	$(502,128)	$(62,880,992)
Liquidation preference on Series A Preferred shares	(15,913,184)	—	(15,913,184)
Unrealized gain on derivative instruments	—	527,610	527,610
Foreign currency translation adjustment	—	(776)	(776)
Net loss	(6,540,797)	—	(6,540,797)

Balance at December 31, 2021	$(84,832,845)	$24,706	$(84,808,139)

Series A Preferred shares adjustment for redemption, extinguishment and revaluation	(85,663,336)	—	(85,663,336)
Series C Preferred shares adjustment to maximum redemption value	(200,505,236)	—	(200,505,236)
Unrealized gain on derivative instruments	—	1,381,653	1,381,653
Unrealized gain on investments in marketable securities	—	272,551	272,551
Foreign currency translation adjustment	—	(413)	(413)
Stock based compensation	9,224	—	9,224
Net loss	(42,121,959)	—	(42,121,959)

Balance at December 31, 2022	$(413,114,152)	1,678,497	(411,435,655)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, LLC

(PREDECESSOR TO BRIDGER AEROSPACE GROUP HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All Amounts in U.S. dollars)

	For the years ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(42,121,959)	$(6,540,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on sale of fixed assets	1,769,732	995,528
Depreciation and amortization	9,091,219	6,673,685
Stock based compensation expense	9,224	—
Amortization of debt issuance costs	601,161	173,761
Loss (gain) on extinguishment of debt	844,925	(774,300)
Change in fair value of Series A Preferred shares	3,918,636	—
Change in fair value of Series C Preferred shares embedded derivatives	1,039,330	—
Accrued interest on Series B Preferred shares	3,586,586	6,335,608
Changes in operating assets and liabilities
Accounts receivable	6,090	2,227,649
Aircraft support parts	183,390	(1,195,346)
Prepaid expense and other current and non current assets	(372,287)	(1,807,123)
Accounts payable, accrued expenses and other liabilities	11,526,345	(67,795)

Net cash (used in) provided by operating activities	(9,917,608)	6,020,870

Cash Flows from Investing Activities:
Investments in construction in progress - aircraft	—	(28,000,000)
Investments in construction in progress - buildings	(9,809,946)	(3,195,769)
Purchases of marketable securities	(60,207,605)	—
Proceeds from sales and maturities of marketable securities	5,500,000	—
Investment in Overwatch Imaging, Inc.	—	(1,000,000)
Sale of property, plant and equipment	286,400	—
Purchases of property, plant and equipment	(25,582,065)	(22,567,083)

Net cash used in investing activities	(89,813,216)	(54,762,852)

Cash Flows from Financing Activities:
Contributions from Series A Preferred shares members	—	5,000,000
Contributions from Series B Preferred shares members	—	50,000,000
Payment to Series A Preferred shares members	(236,250,000)	—
Payment to Series B Preferred shares members	(69,999,223)	—
Borrowings from Series C Preferred shares members, net of issuance costs	288,516,309	—
Payment of finance lease liability	(26,747)	(23,310)
Borrowings from 2022 taxable industrial revenue bond[1]	160,000,000	—
Borrowings from 2021 taxable industrial revenue bond	—	7,330,000
Extinguishment of 2021 taxable industrial revenue bond	(7,549,900)	—
Borrowings from IPFS insurance loan	—	667,013
Borrowings from various First Interstate Bank vehicle loans	202,217	175,712
Payment of debt issuance costs	(4,417,807)	(670,298)
Payment of offering costs	(3,508,675)	—
Repayments on debt	(2,036,443)	(1,721,113)

Net cash provided by financing activities	124,929,731	60,758,004

Effects of exchange rate changes	(413)	(776)
Net change in cash, cash equivalents and restricted cash	25,198,494	12,015,246
Cash, cash equivalents and restricted cash – beginning of the year	17,261,132	5,245,886

Cash, cash equivalents and restricted cash – end of the year	$42,459,626	$17,261,132

Less: Restricted cash – end of the year	12,297,151	3,572,041

Cash and cash equivalents – end of the year	$30,162,475	$13,689,091

Supplemental cash flow information
Interest paid[2]	$12,746,793	$2,686,442
Deferred offering costs included in accrued expenses and other current liabilities	$2,291,469	$—
Fixed assets in accounts payable	$910,581	$2,446,383
Adjustment of Series C Preferred shares to maximum redemption value	$200,505,236	$—

[1]	Includes related party debt of $10,000,000 for the 2022 taxable industrial revenue bond.
[2]	Includes related party interest paid of approximately $128,000 for the 2022 taxable industrial revenue bond.

The accompanying notes are an integral part of these consolidated financial statements

Note 1 – Organization and Basis of Presentation

Nature of Business

Bridger Aerospace Group Holdings, LLC and its subsidiaries (“Bridger”, “the Company,” “we,” “us” or “our”) provides aerial wildfire management, relief and suppression and delivering firefighting services using next generation technology and sustainable and environmentally safe firefighting methods.

The Company was formed on November 20, 2018 and registered in the State of Delaware. The legal name of the Company was officially changed from ElementCompany Operations, LLC to Bridger Aerospace Group Holdings, LLC through an amendment with the State of Delaware, effective January 1, 2020.

As of December 31, 2022, the Company owns 17 aircraft, including 5 Twin Commander surveillance platforms, 4 Quest Kodiaks, 5 Viking CL415EAFs, 2 Aurora eVTOL Skiron and 1 Pilatus PC-12.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest.

Business Combination

On January 24, 2023, (the “Closing Date”), Jack Creek Investment Corp (“JCIC”) completed the business combination (the “Business Combination” or the “Closing”) with the Company contemplated by the agreement and plan of merger (the “Transaction Agreements”) entered into on August 3, 2022. On the Closing Date, pursuant to the Transaction Agreements, JCIC and the Company became a wholly owned subsidiary of a new public entity that was renamed Bridger Aerospace Group Holdings, Inc. (“New Bridger”).

Liquidity

The Company had $30,162 thousand and $13,689 thousand of cash and cash equivalents as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had $54,980 thousand of investments in debt securities classified as available-for-sale with short-term maturities of less than one year and carried at fair value.

The Company has entered into various term loan agreements and other long-term debt to fund the purchase of aircraft, finance the construction of aircraft hangars and to supplement its cash balance. As of December 31, 2022 the Company has $2,446 thousand of current portion of long-term debt, net of debt issuance costs. As of December 31, 2022, future contractual payments related to the purchase of aircraft and the construction of the third hangar are $9,098 thousand and $3,756 thousand, respectively, for the next twelve months.

The Company believes it will be sufficiently funded for its short-term liquidity needs and the execution of its business plan for at least 12 months following the date at which the consolidated financial statements were available to be issued. As of February 28, 2023, the Company has cash and cash equivalents of $16,819 thousand (unaudited), restricted cash of $12,365 thousand (unaudited) and investments in debt securities classified as available-for-sale of $32,199 thousand (unaudited).

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates those entities in which it, through the existing owners, has control over significant operating, financial or investing decisions of the entity. All significant intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities

The Company follows ASC 810-10-15 guidance with respect to accounting for variable interest entities (“VIE”). These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances.

For the year ended December 31, 2022 Northern Fire Management Services, LLC (“NFMS, LLC”) is considered to be a VIE, as it lacks sufficient equity and is consolidated in the Company’s financial statements. For the year ended December 31, 2021 the following entities were considered to be VIEs, as they lack sufficient equity and are consolidated in the Company’s financial statements: NFMS, LLC and Mountain Air, LLC (“MA, LLC”). For the years ended December 31, 2022 and 2021, NFMS, LLC held immaterial assets and liabilities in its financial statements. For the years ended December 31, 2021, MA, LLC held immaterial assets and liabilities in its financial statements. For the years ended December 31, 2022 and 2021, the following entities were considered to be VIEs but were not consolidated in the consolidated financial statements due to the lack of the power criterion or the losses/benefits criterion: AE Côte-Nord Canada (“Côte-Nord”) and Ensyn BioEnergy Canada, Inc (“EBC”).

Northern Fire Management Services, LLC: The Company assisted in designing and organizing NFMS, LLC with a business purpose of employing Canadian aviation professionals for the Company. A master services agreement exists between NFMS, LLC and the Company, Bridger Air Tanker, LLC, a wholly owned subsidiary of the Company, to transfer all annual expenses incurred to the Company in exchange for the Canadian employees to support the Company’s water scooper aircraft. NFMS, LLC is 50% owned by a member of the executive team, Timothy Sheehy, who is also an owner of the Company and 50% owned by a Bridger Aerospace Group, LLC (“BAG, LLC”) employee. The ownership split is economic only and common control is retained by the ownership of the executive member. The Company is responsible for the decisions related to all of its expenditures, which solely relates to payroll. Based on these facts, it was determined that the Company is the primary beneficiary of NFMS, LLC. Therefore, NFMS, LLC has been consolidated by the Company. All intercompany expenses associated with NFMS, LLC and its service agreement have been eliminated in consolidation.

Mountain Air, LLC: As of November 7, 2022, MA, LLC is a wholly-owned subsidiary of Bridger. Prior to the transfer of their interests to Bridger for $1.00 on November 7, 2022, MA, LLC was owned 50% by Timothy Sheehy, the Chief Executive Officer and, after the Closing, a director of New Bridger, and 50% by an entity affiliated with Matthew Sheehy, Chairman of Bridger prior to Closing, and after the Closing, a director of New Bridger. MA, LLC is a Federal Aviation Administration (“FAA”) part 135 certificate holder and is designed to hold aerial firefighting contracts. Bridger Aviation Services, LLC (“Bridger Aviation”), a wholly-owned subsidiary of Bridger, was a party to that certain Management Services Agreement (the “Aviation Agreement”), dated April 13, 2018, with MA, LLC. Pursuant to the Aviation Agreement, Bridger Aviation leased certain aircraft to MA, LLC. MA, LLC operated the aircraft and paid Bridger Aviation a fee equal to 99% of all revenue it received from the use and deployment of Bridger Aviation’s aircraft. MA, LLC was obligated to operate and maintain the aircraft in accordance with Federal Aviation.

Timothy Sheehy originally conducted aerial operations through MA, LLC before New Bridger’s legal organizational structure was put into place to accommodate Bridger’s capital structure and financing, which created the need for the Aviation Agreement and resulting VIE treatment. MA, LLC had not been previously transferred into the Bridger legal organizational structure due to the administrative convenience.

Seasonality

The Company’s business is generally seasonal, with a significant portion of total revenue occurring during the second and third quarters of the fiscal year due to the North American fire season. However, the weather dependency and seasonal fluctuation in the need to fight wildfires based upon location and the varying intensity of the fire season may lead our operating results to fluctuate significantly from quarter to quarter and year to year.

Use of Estimates

The preparation of financial statements in conformity with US GAAP, requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosure of gain or loss contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from their estimates and such differences could be material to the consolidated financial statements. Significant items subject to such estimates and assumptions include: (a) excess and aging aircraft support parts reserves, (b) allowance for doubtful accounts, (c) useful lives of property, plant and equipment, net (d) impairment of long-lived assets, goodwill and other intangible assets, (e) disclosure of fair value of financial instruments, (f) variable interest entities, (g) accounting for Series A Preferred shares, Series B Preferred shares and Series C Preferred shares, (h) revenue recognition, (i) estimates and assumptions made in determining the carrying values of goodwill and other intangible assets and (j) incentive units.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. The Company previously separately presented General and administrative and Business development operating expenses, which are now presented combined within “Selling, general and administrative expense” on the Consolidated Statement of Operations. The reclassification had no impact on previously reported net loss or accumulated deficit. The Company previously presented all subscription costs as Prepaid expenses and other current assets. Long term subscription costs are now presented as other noncurrent assets on the Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and all highly liquid, readily convertible investments with a maturity of three months or less. Cash equivalents are placed primarily in time deposits and money market funds including commercial paper of $29,890 thousand due in three months or less. The Company’s subsidiaries generally maintain cash account balances sufficient to meet their short-term working capital requirements and periodically remit funds to the parent company to pay intercompany lease, maintenance and other charges. Substantially all of the Company’s cash is concentrated in a few financial institutions. At times, deposits in these institutions exceed the federally insured limits.

Restricted Cash

Restricted cash includes cash and cash equivalents that are not readily available for use in the Company’s operating activities. The Company had $12,297 thousand and $3,572 thousand of restricted cash as of December 31, 2022 and 2021, respectively. Restricted cash consists of proceeds from taxable industrial development revenue bonds under the Committee on Uniform Securities Identification Procedures (“CUSIP”) of Gallatin County, issued in August 2022. These funds are held in a demand deposit account or highly rated money market fund. As of December 31, 2022, the company had $9,290 thousand in restricted cash related to the CUSIP bond and $3,007 thousand of restricted cash held in escrow.

Investments in Marketable Securities

Investments in debt securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss). Gains and losses are recognized when realized. Unrealized losses are evaluated for impairment to determine if the impairment is credit related. An other-than-temporary credit impairment would be recognized as an adjustment to income. Gains and losses are determined using the first-in first-out method. Investments in marketable securities are classified as current assets with short-term maturities of less than one year.

Accounts Receivable

Accounts receivable consist of amounts due from our customers. The Company maintains an allowance for doubtful accounts equal to the estimated losses expected to be incurred based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. For the years ended December 31, 2022 and 2021, the Company did not record any bad debt expense as accounts receivable have historically been collected in accordance with the policy and there is no history of write-offs.

Aircraft Support Parts

Aircraft support parts consist of repairables and expendables that are used for servicing aircraft and support parts for universal application amongst the aviation fleet. Aircraft support parts are tracked by serial number and capitalized at cost in the Consolidated Balance Sheets and expensed in the Consolidated Statements of Operations when used in operations.

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost when acquired. Except for aircraft, engines and rotable parts, depreciation is computed on the straight-line basis over the estimated useful life of property, plant and equipment and is recorded in Cost of revenues and Selling, general and administrative expense in the Consolidated Statements of Operations. Depreciation for aircraft, engines and rotable parts is recorded over the estimated useful life based on flight hours. The table below summarizes depreciable lives by asset category:

Estimated useful life
Aircraft, engines and rotable parts	1,500 – 6,000 flight hours
Unmanned aerial vehicles	5 – 10 years
Vehicles and equipment	3 – 5 years
Buildings	40 years

Aircraft undergo maintenance activities including routine repairs, inspections, part replacements and overhauls as required by regulatory authorities or manufacturer specifications. Costs of routine maintenance of aircraft are expensed as incurred as Cost of revenues in the Consolidated Statements of Operations. Costs that increase the value of the aircraft are capitalized as property, plant and equipment, net in the Consolidated Balance Sheets and are depreciated over the asset’s useful life.

Upon retirement or sale, the property, plant and equipment disposed of and the related accumulated depreciation are removed from the Consolidated Balance Sheets and any resulting gain or loss is recorded as Selling, general and administrative expense in the Consolidated Statements of Operations.

Interest on long-term debt for the development or manufacturing of Company assets is capitalized to the asset until the asset enters production or use, and thereafter all interest is charged to expense as incurred.

Goodwill

Goodwill represents the excess of purchase price over fair value of the net assets acquired in an acquisition. Other intangible assets consist of finite-lived intangible assets acquired through the Company’s historical business combinations and software developed for internal-use. In accordance with ASC Topic 350-40, Software - Internal-Use Software (“ASC 350-40”), the Company capitalizes certain direct costs of developing internal-use software that are incurred in the application development stage, when developing or obtaining software for internal use. Once the internal use software is ready for its intended use, it is amortized on a straight-line basis over its useful life. Refer to Note 8 - Goodwill and Intangible Assets.

The Company tests goodwill for impairment annually as of December 31 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. Goodwill is tested for impairment at the reporting unit level using a fair value approach. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a “Step 0” analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value the Company performs “Step 1” of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company determines the fair value of a reporting unit by estimating the present value of expected future cash flows, discounted by the applicable discount rate. If the carrying value exceeds the fair value, the Company measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount, the “Step 2” analysis. No impairment charges have been required.

Intangible Assets

Intangible assets are initially recorded at fair value and subsequently amortized over their useful lives using the straight-line method, which reflects the pattern of benefit, and assumes no residual value. Intangible assets with definite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. The remaining estimated useful lives of definite-lived intangible assets are routinely reviewed and, if the estimate is revised, the remaining unamortized balance is amortized over the revised estimated useful life.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, excluding interest, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value.

The Company identified impairment indicators within their investment in Côte-Nord which arose from the risk that this entity will not be able to meet its initial growth projections. This facility is currently not in operation and reduced to minimal activity to avoid the obsolescence of its equipment. In 2021, the facility began the process of a bankruptcy filing. In 2021, the Company wrote-off its loan receivable in Selling, general and administrative expense and associated accrued interest in Other income with Côte-Nord for $414 thousand in the Consolidated Statements of Operations. This decision was made based on the estimation the loan will not be recoverable given the Côte-Nord’s bankruptcy status.

Investments accounted for under the equity method are recorded based upon the amount of the Company’s investment and are adjusted each period for the Company’s share of the investee’s income or loss. Investments are reviewed periodically for changes in circumstances or the occurrence of events that suggest an other-than-temporary event where the investment may not be recoverable.

Cost Method Investments

The Company holds equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment, totaling $1,000 thousand as of December 31, 2022 and 2021, and are included within Other noncurrent assets in the Company’s Consolidated Balance Sheets.

Deferred Offerings Costs

Deferred offering costs primarily consist of capitalized legal, accounting and other third-party costs incurred that are directly related to the Business Combination, which is to be accounted for as a reverse recapitalization. These costs will be charged to Members’ deficit as a reduction of Accumulated deficit generated upon the completion of the Business Combination. As of December 31, 2022 the Company recorded $5,800 thousand of deferred offering costs in the Consolidated Balance Sheets. The Company did not record any deferred offering costs as of December 31, 2021.

Debt Issuance Costs

Debt issuance costs consist of expenditures associated with obtaining debt financing, principally legal and bank commitment fees. Such costs are deferred and amortized over the term of the related credit arrangements using a method that approximates the effective interest method. Debt issuance costs are included in the Consolidated Balance Sheets as a direct deduction from the carrying amount of long-term debt and are included in Interest expense in the Consolidated Statements of Operations. The payment of debt issuance costs is recorded under financing activities in the Consolidated Statements of Cash Flows.

Fair Value of Financial Instruments

The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs and quoted prices in active markets for similar assets and liabilities.

Level 3 — Unobservable inputs and models that are supported by little or no market activity.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined based on the lowest level of input that is significant to the fair value measurement.

Revenue Recognition

The Company charges daily and hourly rates depending upon the type of firefighting service rendered and under which contract the services are performed. These services are primarily split into flight revenue and standby revenue. Flight revenue is earned primarily at an hourly rate when the engines of the aircraft are started and stopped upon request of the customer, tracked via a Hobbs meter. Standby revenue is earned primarily as a daily rate when aircraft are available for use at a fire base, awaiting request from the customer for flight deployment.

The Company enters into short, medium and long-term contracts with customers, primarily with government agencies during the firefighting season, to deploy aerial fire management assets. Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied and payment is typically due within 30 days of invoicing. This occurs as the services are rendered and include the use of the aircraft, pilot and field maintenance personnel to support the contract.

Contracts are based on either a Call-When-Needed (“CWN”) or Exclusive Use (“EU”) basis. Rates established are generally more competitive based on the security of the revenue from the contract (i.e., an EU versus only on an as-needed basis in CWN). These rates are delineated by the type of service, generally flight time or time available for deployment. Once an aircraft is deployed on a contract the fees are earned at these rates and cannot be obligated to another customer. Contracts have no financing components and consideration is at pre-determined rates. No variable considerations are constrained within the contracts.

The transaction prices are allocated on the service performed and tracked real-time by each operator in a duty log. On at least a monthly basis, the services performed and rates are validated by each customer. Acceptance by the customer is evidenced by the provision of their funded task order or accepted invoice.

The Company has not incurred incremental costs for obtaining contracts with customers. In addition, the Company evaluates whether or not it should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. The Company has elected to use the practical expedient detailed in ASC 340-40-25-4 to expense any costs to fulfill a contract as they are incurred when the amortization period would be one year or less.

Contract assets are classified as a receivable when the reporting entity’s right to consideration is unconditional, which is when payment is due only upon the passage of time. As the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional, contracts do not typically give rise to contract assets. Contract liabilities are recorded when cash payments are received or due in advance of performance.

Payment terms vary by customer and type of revenue contract. The Company generally expects that the period of time between payment and transfer of promised goods or services will be less than one year. In such instances, the Company has elected the practical expedient to not evaluate whether a significant financing component exists. As permitted under the practical expedient available under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which the Company recognizes revenue at the amount which it has the right to invoice for services performed.

Other revenue consists of leasing revenues for facilities as well as external repair work performed on customer aircraft.

Revenue Disaggregation

The following shows the disaggregation of revenue by service for the years ended December 31, 2022 and 2021.

	For the years ended December 31,
	2022	2021
Fire suppression	$38,845,227	$30,442,001
Aerial surveillance	7,215,997	8,632,535
Other services	326,739	309,646

Total revenues	$46,387,963	$39,384,182

The following shows the disaggregation of revenue by type for the years ended December 31, 2022 and 2021.

	For the years ended December 31,
	2022	2021
Flight revenue	$25,105,027	$20,377,442
Standby revenue	20,772,018	18,550,067
Other revenue	510,918	456,673

Total revenues	$46,387,963	$39,384,182

Concentration Risk

During the year ended December 31, 2022, the Company had one customer who individually accounted for 95% of total revenues. As of December 31, 2022, one customer accounted for 62% of accounts receivable. During the year ended December 31, 2021, the Company had two customers who individually accounted for 74% and 18% of total revenues, respectively. As of December 31, 2021, one customer accounted for 92% of accounts receivable.

Income Taxes

The Company is treated as a partnership for federal income tax purposes. Consequently, federal income taxes are not payable or provided for by the Company. Members are taxed individually on their pro rata ownership share of the Company’s earnings. The Company’s net income or loss is allocated among the members in accordance with the Company’s operating agreement.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The Company manages its operations as a single segment for purposes of assessing performance, making operating decisions and allocating resources. This one operating and reporting segment primarily focuses on aerial firefighting.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250 thousand. During the years ended December 31, 2022 and 2021, the Company did not experience losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Hedging Transactions and Derivative Financial Instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as “market risks.” The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The Company manages interest rate risk through the use of derivative instruments. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. The Company does not enter into derivative financial instruments for trading purposes.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income and are reclassified into the line item in the Consolidated Statements of Comprehensive Loss in which the hedged items are recorded in the same period the hedged items affect earnings.

The Company formally assesses whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized into earnings. The fair value is based on prevailing market data and using standard valuation models based on reasonable estimates about future relevant market conditions. Refer to Note 13 – Long-term Debt. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the financial risks described above.

Grants

The Company applies for and receives new hire, training and other grants. In December 2020, the Big Sky Economic Development Trust Fund Job Creation Program awarded $5 thousand per employee for eligible Gallatin Valley new hires in 2021 up to $138 thousand, net of fees. As of December 31, 2021, the Company had received approval and reimbursement for $101 thousand. The grant completion date was December 31, 2021, at which point $37 thousand remained unused. Grants are recognized as reductions of expense when received in the Consolidated Statements of Operations.

Paycheck Protection Program

Under the Paycheck Protection Program (“PPP”), on April 16, 2020, a Company SBA loan application was approved and the Company received loan proceeds in the amount of $774 thousand. On April 2, 2021, this PPP loan was forgiven in full by the SBA and removed from the Company’s Balance Sheet under Section 1106 of the CARES Act. The forgiveness of this loan was recognized in Other income on the Consolidated Statements of Operations. The Company has accounted for this under the guidance of ASC 470.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to the common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to the common shareholders by the weighted-average number of common shares outstanding during the period, adjusted for the impact of securities that would have a dilutive effect on net loss per share.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Collaboration Agreements

The Company analyzes its collaboration arrangement to assess if it is within the scope of ASC Topic 808, Collaborative Agreements (“ASC 808”) by determining whether such an arrangement involves joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. If the Company concluded that it has a customer relationship with its collaborator, the collaboration arrangement would be accounted for under ASC 606.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”) at the grant date fair value.

Select board members and an executive were granted incentive unit awards (“Incentive Units”) which contain service and performance vesting conditions. Compensation cost for Incentive Units is measured at their grant-date fair value and is equal to the value of the Company’s Class D Common shares, which is estimated using an option pricing model. Compensation cost for service based units is recognized over the requisite service period on a straight-line basis. For performance related units, expense is recognized when the performance related condition is considered probable.

Advertising Expense

Advertising costs are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statement of Operations. Advertising expense for the years ended December 31, 2022 and 2021 was $687 thousand and $89 thousand, respectively.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The new guidance is effective for the Company for its fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new accounting guidance on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. In order to reduce complexity, an entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The new guidance is effective for the Company for its fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of adopting the new accounting guidance on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021, issued ASU No. 2021-01, Reference Rate Reform: Scope. These updates provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective and could be adopted no later than December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact of adopting the new accounting guidance on the Company’s consolidated financial statements.

Note 3 – Cash Equivalents and Investments in Marketable Securities

The investments in marketable securities are classified as available-for-sale debt securities with short-term maturities of less than one year. The fair values, gross unrealized gains and losses of the available-for-sale securities by type are as follows:

As of December 31, 2022
Carrying Value
Cash equivalents
Commercial paper	$29,890,313
Money market fund	12,640

Total cash equivalents	$29,902,953

Restricted cash
Money market fund	$9,284,362

	As of December 31, 2022
	Purchase Price	Unrealized Gains	Unrealized Losses	Fair Value
Investment in marketable securities
Commercial paper	$32,635,849	$277,674	$—	$32,913,523
Corporate bonds and notes	15,413,122	3,668	—	15,416,790
Government securities	6,658,634	—	(8,791)	6,649,843

Total marketable securities	$54,707,605	$281,342	$(8,791)	$54,980,156

The net unrealized gain included in accumulated other comprehensive income for the year ended December 31, 2022 is $273 thousand. The Company did not have investments in marketable securities as of December 31, 2021.

The proceeds from sales of available-for-sale securities and gross realized gains included in earnings for the year ended December 31, 2022 are $5,500 thousand and $627 thousand, respectively. The Company determines gains and losses using the first-in first-out method. There have been no impairments measured and no amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2022 and 2021.

Note 4 – Accounts Receivable

Accounts receivable consisted of the following:

	As of December 31,
	2022	2021
Trade accounts receivable	$28,902	$—
Other receivables	—	34,992

Total accounts receivable	$28,902	$34,992

Note 5 – Aircraft Support Parts

Aircraft support parts consist of the following:

	As of December 31,
	2022	2021
Repairables and expendables	$1,734,292	$1,855,143
Other support parts	26,978	89,517

Total aircraft support parts	$1,761,270	$1,944,660

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2022	2021
Prepaid insurance	$968,721	$1,202,946
Prepaid subscriptions	770,724	1,559,266
Other current assets	95,587	63,475

Total prepaid expenses and other current assets	$1,835,032	$2,825,687

Note 7 –Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,
	2022	2021
Aircraft	$158,235,666	$121,824,576
Less: accumulated depreciation	(16,418,098)	(8,451,678)

Aircraft, net	141,817,568	113,372,898

Construction-in-progress - Aircraft	16,992,010	33,792,009

Buildings	16,519,231	16,465,087
Vehicles and equipment	4,687,955	2,859,568
Construction-in-progress - Buildings	13,780,316	3,293,229
Finance lease right-of-use-asset	130,378	121,399
Licenses	234,682	—

Less: accumulated depreciation	(2,070,727)	(1,226,881)

Buildings and equipment, net	33,281,835	21,512,402

Property, plant and equipment, net	$192,091,413	$168,677,309

For the year ended December 31, 2022, the Company recorded $7,864 thousand and $1,136 thousand of depreciation expenses in Cost of revenues and Selling, general and administrative expense, respectively. For the year ended December 31, 2021, the Company recorded $6,046 thousand and $595 thousand of depreciation expenses in Cost of revenues and Selling, general and administrative expense, respectively.

For the years ended December 31, 2022 and 2021, the Company recorded losses on disposals and sale of assets of $1,769 thousand and $996 thousand, respectively, in Selling, general and administrative expense in the Consolidated Statements of Operations related to the obsolescence of aging aircraft.

For the years ended December 31, 2022 and 2021, capitalized interest to equipment from debt financing was $677 thousand and $89 thousand, respectively. Aircraft that is currently being manufactured is considered construction in process and is not depreciated until the aircraft is placed into service. Aircraft that is temporarily not in service is not depreciated until placed into service.

Note 8 – Goodwill and Intangible Assets

The Company’s goodwill originated from the acquisition of MA, LLC in April 2018. The carrying amount of goodwill was $2,458 thousand as of December 31, 2022 and 2021. There were no impairment charges recorded for goodwill for the years ended December 31, 2022 and 2021.

Other intangible assets consisted of the following:

		As of December 31, 2022
	Estimated Life (Years)	Gross Carrying amount	Accumulated Amortization	Net Carrying Amount
Licenses	10	$67,623	$(47,177)	$20,446
Internal-use software	3	296,675	(108,925)	187,750

Total intangible assets		$364,298	$(156,102)	$208,196

		As of December 31, 2021
	Estimated Life (Years)	Gross Carrying amount	Accumulated Amortization	Net Carrying Amount
Licenses	10	$85,131	$(45,229)	$39,902
Internal-use software	3	73,601	(28,623)	44,978
Capitalized internal-use software in progress	N/A	223,074	—	223,074

Total intangible assets		$381,806	$(73,852)	$307,954

During 2018, intangible assets arose from the acquisition of MA, LLC. These intangibles relate to the value of the FAA part certification licenses acquired as a part of the business.

During 2020, the Company created a website for internal-use specific for the tracking of fire-fighting assets and contract deliverables to support operations. Additional internal-use software is in progress for the development of an application meant to provide end-users with consolidated imagery and data regarding critical wildfire incidents. This included costs associated with salaries, administration expenses and contractor fees.

Amortization expense for intangible assets and other noncurrent assets was $91 thousand and $33 thousand for the years ended December 31, 2022 and 2021, respectively. Amortization expense is included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Future amortization expense for intangible assets subject to amortization is:

Year Ending December 31:
2023	$105,654
2024	95,621
2025	6,762
2026	159
2027	—
Thereafter	—

Total	$208,196

Note 9 – Other noncurrent assets

Other noncurrent assets consisted of the following:

	As of December 31,
	2022	2021
Investment in Overwatch	$1,000,000	$1,000,000
Operating lease right-of-use asset	671,054	577,086
Interest rate swap	1,407,135	25,482
Prepaid subscriptions	1,246,128	—
Other assets	31,908	—

Total other noncurrent assets	$4,356,225	$1,602,568

Note 10 – Accrued Expense and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	As of December 31,
	2022	2021
Accrued salaries, wages, and bonuses	$6,515,774	$1,636,000
Finance right-of-use liability	68,310	82,944
Accrued professional fees	2,291,469	—
Embedded derivative of Series C Preferred shares	1,039,330	—
Accrued interest expense and other accrued liabilities	6,614,065	212,649

Total accrued expenses and other liabilities	16,528,948	1,931,593
Less: Current accrued expenses and other current liabilities	(16,483,289)	(474,644)

Total long-term accrued expenses and other noncurrent liabilities	$45,659	$1,456,949

The Company’s bonus pool was accrued throughout the year and was based upon 2022 performance milestones. On August 19, 2022, the Company also granted $10.1 million of discretionary cash bonuses to employees and executives in connection with the issuance of the Bridger Series C Preferred Shares, issuance of the Series 2022 Bonds and execution of the Transaction Agreements. As of December 31, 2022, $3,087 thousand of the discretionary cash bonuses remained accrued and unpaid.

Note 11 – Interest Rate Swap

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

The Company entered an interest rate swap with Rocky Mountain Bank (“RMB”) on March 12, 2020 to reduce risk related to variable-rate debt from the term loan, which was subject to changes in market rates of interest as discussed in Note 13- Long-term Debt. The interest rate swap is designated as a cash flow hedge. The Company records its corresponding derivative asset on a gross basis in Other noncurrent assets at fair value on the Consolidated Balance Sheets.

Each month, the Company makes interest payments to RMB under its loan agreement based on the current applicable one-month LIBOR rate plus the contractual LIBOR margin then in effect with respect to the term loan, without reflecting the interest rate swap. At the end of each calendar month, the Company receives or makes payments on the interest rate swap difference, if any, based on the receive interest rate set forth in the table below. Interest payments on the Company’s term loan and payments received or made on the interest rate swap are reported net in the Consolidated Statements of Operations as interest expense.

The Company had the following interest rate swap designated as a cash flow hedge:

As of December 31, 2022
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$11,110,484	$1,407,135	3.887%	1 Month LIBOR + 2.5%

As of December 31, 2021
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$11,754,570	$25,482	3.887%	1 Month LIBOR + 2.5%

The Company accounts for the interest rate swap as a cash flow hedge for accounting purposes under US GAAP. The Company reflects the effect of this hedging transaction in the consolidated financial statements. The unrealized gain is reported in other comprehensive income. If the Company terminates the interest rate swap agreement, the cumulative change in fair value at the date of termination would be reclassified from Accumulated other comprehensive income, which is classified in members’ deficit, into earnings on the Consolidated Statements of Operations. No amounts were reclassified relating to the Company’s designated cash flow hedge during 2022 or 2021.

Note 12 - Fair Value Measurements

Long-term debt, net of debt issuance costs

As of December 31, 2022, the Company has $156,329 thousand of fixed rate and $51,589 thousand of variable rate debt outstanding. Based on current market rates, the fair value of the fixed rate debt as of December 31, 2022 was estimated to be 161,793 thousand. The majority of the fixed rate debt was entered into recently, and therefore, based on current market rates. The Company estimated the fair value of the fixed rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. The variable rate debt approximates fair value based on the closing or estimated market prices of similar securities comparable to the Company’s debts as of December 31, 2022 and 2021. Debt financing activities and loan agreements are further described in Note 13.

Recurring Fair Value Measurement

Our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair values due to their short-term nature.

The following tables summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2022
	Level 1		Level 2		Level 3
Assets
Cash		$259,522		$—	$—
Cash equivalents:
Commercial paper		—		29,890,313	—
Money market fund		12,640		—	—

Total Cash and cash equivalents		272,162		29,890,313	—
Restricted cash:
Money market fund		9,284,362		—	—
Other restricted cash		3,012,789		—	—

Total Restricted cash		12,297,151		—	—
Investments in marketable securities				54,980,156	—
Interest rate swap				1,407,135	—

Total assets		$12,569,313		$86,277,604	$—

Liabilities
Embedded derivative of Series C Preferred shares	$		$		$1,039,330

Total liabilities	$		$		$1,039,330

	As of December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$13,689,091	$—	$—
Restricted cash	3,572,041	—	—
Interest rate swap	—	25,482	—

Total assets	$17,261,132	$25,482	$—

Liabilities
Mandatorily redeemable Series B Preferred shares	$—	$66,412,637	$—

Total liabilities	$—	$66,412,637	$—

Interest Rate Swap

The Company’s derivative financial instruments are measured at fair value on a recurring basis based on quoted market prices or using standard valuation models as described in Note 11 - Interest Rate Swap. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described in Note 2 - Summary of Significant Accounting Policies.

The fair value of the Company’s interest rate swap agreement was determined based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreement. The fair value indicates an estimated amount the Company would be required to receive if the contracts were canceled or transferred to other parties. The Company used a Level 2 valuation methodology to assess this interest rate swap.

Mandatorily Redeemable Series B Preferred shares

The Company’s mandatorily redeemable Series B Preferred shares are measured at fair value based on capital contributions, plus accrued but unpaid interest. The Series B Preferred shares were redeemed during the year ended December 31, 2022 as furthered discussed in Note 19 – Mandatorily Redeemable Preferred Stock.

Embedded derivative of Series C Preferred shares

The Company identified a redemption feature of the Series C Preferred shares that required bifurcation from the host instrument as an embedded derivative liability, as discussed in Note 18 – Mezzanine Equity. The embedded derivative was initially valued and remeasured using a “with-and-without” method. The “with-and-without” methodology involved valuing the entire instrument both with and without the embedded derivative using a discounted cash flow approach. Under this methodology, the difference in the estimated fair value between the instrument with the embedded derivative and the instrument without the embedded derivative represents the estimated fair value of the embedded derivative. This valuation methodology is based on unobservable estimates and judgements, and therefore is classified as a Level 3 fair value measurement. The significant unobservable input used in the estimated fair value measurement of the embedded derivative is the timing for which the Company may be in default of certain financing facilities that would require an increase of 2% interest per annum to be accrued by the holders of the Series C Preferred shares.

Commercial Paper and Investments in marketable securities

The fair values of the commercial paper and available-for-sale marketable securities are based on observable market prices, and therefore classified as a Level 2 fair value measurement. Refer to Note 3 – Cash Equivalents and Investments in Marketable Securities for additional details.

Non-Recurring Fair Value Measurements

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets and goodwill and cost and equity method investments, which are evaluated for impairment. Long-lived assets include property, plant and equipment, net, and certain intangible assets. The inputs used to determine the fair value of long-lived assets are considered Level 3 measurements due to their subjective nature.

As of December 31, 2022 and 2021, the Company did not have any significant assets or liabilities that were remeasured at fair value on a non-recurring basis in periods subsequent to initial recognition.

Note 13 – Long-term Debt

Long-term debt consisted of the following:

	As of December 31,
	2022	2021
Permanent loan agreement, dated August 21, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing August 21, 2035	$18,852,476	$19,000,000
Permanent loan agreement, dated October 1, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing October 1, 2035	18,924,229	19,000,000
Term loan agreement dated September 30, 2019, LIBOR + 2.5%, maturing March 15, 2030	11,110,484	11,754,570
Term loan agreement dated February 3, 2020, LIBOR + 2.5%, maturing February 3, 2027	4,371,000	4,929,000
Taxable industrial revenue bonds, dated February 24, 2021, 6.5% interest rates, maturing February 21, 2040	—	7,330,000
Taxable industrial revenue bonds, dated July 21, 2022, 11.5% interest rates, maturing September 1, 2027	160,000,000	—
Various term loan agreements with earliest start at November 18, 2020, 3.89-4.52% interest rates, latest maturation on November 18, 2022	—	554,940
Various term loan agreements, with earliest start at September 9, 2021, 5-5.5% interest rates, latest maturation on November 17, 2027	317,073	170,763

Loans payable	213,575,262	62,739,273

Less: noncurrent debt issuance costs	(4,664,552)	(2,303,974)

Less: current debt issuance costs	(993,157)	(161,900)

Less: current portion of long-term debt, net of debt issuance costs	(2,445,595)	(2,155,926)

Total long-term debt, net of debt issuance costs	$205,471,958	$58,117,473

2020 Loan Agreements

In 2020, the Company entered into two separate credit facilities brokered through Live Oak Bank (“LOB”) and backed by the US Department of Agriculture (“USDA”) for the completed purchase of the Company’s first two Viking Cl415EAF aircraft. The Company issued two $19,000 thousand promissory notes to LOB, established as 15-year maturity, first 2 years interest only payments monthly, then 13-year term principal plus interest due monthly at the rate of the greater of prime plus 1.5% or 4.75% per annum. The first of these notes was issued on August 21, 2020 and the second was issued October 1, 2020 to BAT1, LLC and BAT2, LLC, respectively. Debt issuance costs for BAT1 and BAT2 were $951 thousand and $877 thousand, respectively. Both of these notes are subject to financial covenants requiring the Company to maintain a debt service coverage ratio (“DSCR”), generally calculated as the ratio of the net cash flow (as defined in the applicable note agreements) to the amount of interest and servicing fees required to be paid over the succeeding 12 months on the principal amount of the note, as applicable, that will be outstanding on the payment date following such date of determination, that exceeds 1.25x at the aircraft or entity level and for the Company’s debt to worth ratio to not exceed 5.00x at the aircraft or entity level.

On February 3, 2020, the Company entered into a credit facility with RMB to finance in part the purchase of four Quest Kodiak aircraft. A promissory note was issued for $5,580 thousand, established as a 7-year maturity, first 8 months interest only payments monthly, 60 day draw period, then 76-month term plus principal interest due monthly on a 10-year amortization at the rate of 1 month LIBOR plus 2.5%. Debt issuance costs for this loan was $86 thousand.

The Company also maintained a credit facility with RMB issued in 2019 for $12,882 thousand, established as a 10-year maturity, 6-month draw period, first 6 months interest only payments monthly, then 10-year term principal plus interest due monthly on a 20-year amortization at the rate of 1 month LIBOR plus 2.5%. Debt issuance costs for this loan were $116 thousand. Both of these notes with RMB are subject to financial covenants requiring the Company to maintain a debt service coverage ratio (“DSCR”), calculated as the ratio of adjusted EBITDA (as defined in the applicable note agreements) to the amount of interest and principal payments for the fiscal year ending on the compliance date, that exceeds 1.25x for the Company. These notes are also subject to financial covenants requiring the Company to maintain a Senior Leverage Ratio on a quarterly basis not to exceed 7.00 to 1.00 through Quarter 3, 2024, 6.00 to 1.00 through Quarter 3, 2025 and 5.00 to 1.00 thereafter. This is calculated as Total Funded Senior Debt (as defined in the applicable note agreements) less municipal debt, divided by adjusted EBITDA (as defined in the applicable note agreements).

In response to the COVID-19 pandemic, the U.S. Small Business Administration (the “SBA”) made available low-interest rate loans to qualified small businesses, including under its Paycheck Protection Program (the “PPP”). On April 7, 2020, in order to supplement its cash balance, the Company applied for this PPP loan. On April 16, 2020, the Company’s SBA loan application was approved, and the Company received loan proceeds in the amount of $774 thousand. The SBA loan had an interest rate of 1% and was scheduled to mature on April 16, 2022. On April 2, 2021, this PPP loan was forgiven in full by the SBA and removed from the Company’s Consolidated Balance Sheets under Section 1106 of the CARES Act. The forgiveness of this loan was recognized in Other income on the Consolidated Statements of Operations.

The Company entered into a short-term loan to finance aviation insurance premiums through Insurance Premium Financing Leader (“IPFS”) on November 18, 2020. This was financed for $432 thousand with a maturity of one year and at a rate of 4.52%. No debt issuance costs were incurred.

As of December 31, 2022, the Company was not in violation of the Senior Leverage Ratio requirement related to the credit facilities entered with RMB, as RMB amended the loan agreements prior to year-end. These amendments modified the definition of EBITDA to be used in the Senior Leverage Ratio calculation to include certain allowable addbacks and modified the timing requirement of the Senior Leverage Ratio.

2021 Loan Agreements

On February 24, 2021, the Company issued taxable industrial development revenue bonds under the CUSIP of Gallatin County for $7,330 thousand (“2021 Bonds”). This was done through an offering of the first tranche of which the Company is approved to issue up to $160,000 thousand. These proceeds are designated to finance the construction and equipping of the Company’s third aircraft hangar in Belgrade, Montana. They were issued with a 15-year maturity, first two years interest only payments monthly at the rate of 6.5%. Debt issuance costs for this loan were $570 thousand.

On July 21, 2022, upon the closing of a taxable industrial development revenue bond transaction under the CUSIP of Gallatin County for $160,000 thousand (“2022 Bonds”), the Company redeemed in full the 2021 Bonds, and recorded a loss of $845 thousand on debt extinguishment in Other (expense) income in the Consolidated Statements of Operations.

The Company re-entered into a new short-term loan to finance aviation insurance premiums with IPFS on November 18, 2021. This was financed for $610 thousand with a maturity of one year and at a rate of 3.89%. No debt issuance costs were incurred.

The Company entered into six various term loan agreements for the purchase of vehicles through First Interstate Bank with the earliest date of September 9, 2021. These loans ranged from $29 thousand to $66 thousand and were at rates from 5% to 5.5% and at durations from 5 to 6 years, with the latest maturation on November 17, 2027.

2022 Loan Agreements

The Company entered into two various term loan agreements for the purchase of vehicles through First Interstate Bank with the date of April 21, 2022. These loans ranged from $65 thousand to $72 thousand and were at a rate of 4.8% and at a duration of 5 years, with the maturation on May 5, 2027.

On July 21, 2022, the Company closed on the 2022 Bonds, upon which the Company received from aggregate proceeds of $135,000 thousand on July 21, 2022 and $25,000 thousand on August 10, 2022. The proceeds were designated to redeem in full the 2021 Bonds and the Series A Preferred shares, to finance the construction and equipping of the Company’s third and fourth aircraft hangar in Belgrade, Montana and to fund the purchase of additional CL415EAF aircraft. The 2022 Bonds mature on September 1, 2027, with an annual interest rate of 11.5% payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2022. Debt issuance costs for the 2022 Bonds were $4,224 thousand.

The 2022 Bonds are subject to redemption or prepayment prior to maturity, as follows: (a) optional redemption in whole or in part, on any day thereafter at par plus accrued interest, and on certain dates, a premium; (b) mandatory redemption at par plus any premium applicable to optional redemptions and a 3% premium if such redemptions are made prior to September 1, 2025, in whole or in part, in the event of the occurrence of certain events; and (c) extraordinary redemption at par plus accrued interest due to the occurrence of certain casualty, condemnation, or other unexpected events. Optional redemptions are subject to 3%, 2%, and 0% premiums if redemptions are made on or after September 1, 2025, September 2026, and September 2027, respectively. At the Company’s direction, the 2022 Bonds may be redeemed by Gallatin County at any time, at a redemption price equal to 100% of the principal amount plus accrued interest upon the occurrence of certain events. The 2022 Bonds are subject to financial covenants requiring the Company to maintain a DSCR that exceeds 1.25x commencing with the fiscal quarter ending December 31, 2023, operate in such a manner to produce gross revenues so as to be at all relevant times in compliance with the DSCR covenant and have $8,000 thousand in the form of cash or investments (excluding margin accounts and retirement accounts) at all times and to be reported.

Amortization of debt issuance costs was $601 thousand and $173 thousand for the years ended December 31, 2022 and 2021, respectively.

Principal maturities of the outstanding debt as of December 31, 2022 are as follows:

Year Ending December 31:
2023	$3,438,752
2024	3,544,234
2025	3,664,628
2026	3,780,164
2027	165,430,178
Thereafter	33,717,306

Total	$213,575,262

Note 14 – Commitments and Contingencies

Legal Matters

From time to time, the Company is subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. In the ordinary course of its operations, the Company will continue to vigorously enforce its legal and contractual rights to ensure that its business and operations continue on an unimpaired basis.

Commitments

On April 13, 2018, the Company executed an aircraft purchase agreement with Longview Aviation Asset Management, Inc. and Viking Air Limited (“Viking”) for the purchase of six Viking CL415EAF aircraft. Payments made under the aircraft purchase agreement were $9,098 thousand and $19,381 thousand for the years ended December 31, 2022 and 2021, respectively. Un-invoiced commitments were $9,098 thousand and $18,196 thousand as of December 31, 2022 and 2021, respectively.

On January 21, 2021, the Company entered as statement of work with Viking Air Limited (“Viking”) to provide a Supplemental Structural Life Management Program (“SSLMP”) Subscription. This program is a 5-year subscription service providing the Company with a structural program for the 6 CL415EAF purchased aircraft to meet contractual inspection requirements from the US Forest Service. The undiscounted cost of the program will be $3,500 thousand payable through the delivery of the 6th aircraft, the first payment of which was due and paid January 2021.

On March 23, 2022, the Company entered into a statement of work with Sievert Construction, Inc (“Sievert”) for the construction of a hangar at the Bozeman Yellowstone International Airport in Belgrade, Montana. Payments made under the agreement were $9,810 thousand for the year ended December 31, 2022. There were no payments made for construction of the hangar under the Sievert contract for the year ended December 31, 2021. Un-invoiced commitments were $3,756 thousand as of December 31, 2022.

As of December 31, 2022, future payments related to the purchase of aircraft under the aircraft purchase agreement and for the construction of the hangar are as follows:

As of December 31:	Aircraft	Hangar
2023	$9,097,771	3,755,517
2024	—	—
2025	—	—
2026	—	—
2027	—	—
Thereafter	—	—

Total	$9,097,771	3,755,517

Leases

Under ASC 842, leases are separated into two classifications: operating leases and financial leases. Lease classification under ASC 842 is relatively similar to ASC 840. For a lease to be classified as a finance lease, it must meet one of the five finance lease criteria: (1) transference of title/ownership to the lessee, (2) reasonably certain to exercise a purchase option, (3) lease term for major part of the remaining economic life of the asset, (4) present value represents substantially all of the fair value of the asset and (5) asset specialization. Any lease that does not meet these criteria is classified as an operating lease. ASC 842 requires all leases to be recognized on the Company’s balance sheet. Specifically, for operating leases, the Company recognizes an ROU asset and a corresponding lease liability upon lease commitment.

Company as a lessee

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items. The ROU asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company has also elected the short-term lease exception. Leases with a term of 12 months or less at inception are not recorded on the Consolidated Balance Sheets and are expensed on a straight-line basis over the lease term in our Consolidated Statements of Operations. The Company determines the lease term by agreement with the lessor. Options to renew are considered in lease terms if reasonably considered to be exercised.

ASC 842 requires a lessee to use the rate implicit in the lease whenever that rate is readily determinable, otherwise the incremental borrowing rate (“IBR”) should be used. Given the nature of the Company’s lease portfolio, which consists of leases of hangar spaces, aircraft, vehicles, copiers, buildings, aircraft equipment, this information is not readily available. As a result, the Company is not able to use the borrowing rate implicit in the lease but will use its incremental borrowing rate as the discount rate. The IBR is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The determination of the incremental borrowing rate requires judgment and is determined using the Company’s current unsecured borrowing rate.

The following schedule represents the components of the Company’s operating and finance lease assets and liabilities as of December 31, 2022 and 2021:

		As of December 31,
Leases	Classification	2022	2021
Assets
Operating lease right-of-use asset	Other noncurrent assets	$671,054	$577,086
Finance lease right-of-use asset	Property, plant and equipment, net	$61,933	$79,701

Liabilities
Operating lease right-of-use liabilities (current)	Operating right-of-use liability (current)	$21,484	$4,973
Finance lease right-of-use liabilities (current)	Accrued expenses and other current liabilities	$22,651	$6,928
Operating lease right-of-use liabilities (non-current)	Operating right-of-use liability (noncurrent)	$754,673	$608,571
Finance lease right-of-use liabilities (non-current)	Accrued expenses and other noncurrent liabilities	$45,659	$76,016

The Company leases various property and premises on a short-term basis and leases some of its premises under non-cancelable operating leases that expire on various dates through January 2051.

The Company recorded $493 thousand and $785 thousand of expenses associated with these operating leases in Cost of Revenues and Selling, general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021. The Company recorded expenses associated with finance leases in Cost of revenues and Selling, general and administrative expense in the Consolidated Statements of Operations. Operating lease cost includes $204 thousand of short-term lease expense and $182 thousand of variable lease expense for the year ended December 31, 2022. Operating lease cost includes $104 thousand of short-term lease expense and $576 thousand of variable lease expense for the year ended December 31, 2021.

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(58,047)	$(51,039)
Operating cash flows from finance leases	$(8,671)	$(9,613)
Financing cash flows from finance leases	$(26,747)	$(23,310)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$129,576	$619,599

As of December 31, 2022, future minimum lease payments with a weighted average remaining lease term of 24.6 years are as follows:

	Operating Leases	Finance Leases
Year Ending December 31:
2023	$56,702	$28,700
2024	60,501	25,616
2025	60,501	21,036
2026	65,046	4,369
2027	69,592	—
Thereafter	2,376,822	—

Total lease payments	2,689,164	79,721
Less: interest	1,913,007	11,411

Total lease liabilities	$776,157	$68,310

Company as a lessor

The Company acts as a lessor of a facility and records this as Other Revenue in the Consolidated Statements of Operations. Lease revenue was $253 thousand and $276 thousand for the years ended December 31, 2022 and 2021, respectively. The lease is a sublet arrangement and classified as an operating lease. This lease expired in 2022 and was not renewed. The minimum lease payments received were recognized on a straight-line basis over the lease term. The leased asset was included in Property, Plant and Equipment, net in the Consolidated Balance Sheets and depreciated over its estimated useful life. There were no variable lease conditions or purchase options.

Note 15 – Collaborations

On February 22, 2022, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with Overwatch Imaging, Inc. (“Overwatch”), a Delaware corporation, under which the Company and Overwatch collaborate to develop and implement FireTrac. FireTrac is a program in which the Company will collect timely imagery of areas affected by wildland fire using Overwatch’s products and services.

Overwatch agrees to provide the products and services at a discount to the Company under the Collaboration Agreement. Overwatch’s products and services under the Collaboration Agreement include, but not limited to, imaging systems, software engineer labor related to software-as-a-service support, labor related to sensor operations, and cloud-based image data web service. In exchange, the Company agrees to pay Overwatch a 7.5% share of revenue from FireTrac on a quarterly basis. As stipulated under the Collaboration Agreement, FireTrac is not expected to generate revenue until the second quarter of 2023.

The Collaboration Agreement will end upon termination by (i) a mutual agreement between the Company and Overwatch, (ii) either or both parties upon revenue payment to Overwatch not meeting certain thresholds stipulated in the Collaboration Agreement within the second, third, or fourth anniversary of the effective date of the Collaboration Agreement, or (ii) either party upon a material breach of the Collaboration Agreement uncured within thirty (30) days after written notice from the non-breaching party.

The Company determined that both the Company and Overwatch are active participants and exposed to the significant risks and rewards of the collaboration under the Collaboration Agreement. The Company does not consider its obligations under the Collaboration Agreement as an output of the Company’s ordinary activities in exchange for consideration and Overwatch is not considered a customer under ASC 606. Therefore, the Company considers the collaboration to be within the scope of ASC 808.

For the year ended December 31, 2022, the Company recorded $832 thousand of purchases of imaging systems under the Collaboration Agreement in Property, plant and equipment, net, and $366 thousand of engineering services provided by Overwatch under the Collaboration Agreement in Selling, general and administrative expense.

Note 16 – Stock-Based Compensation

During the years ended December 31, 2022 and 2021, the Company granted Incentive Units to selected board members and executives. Within each grant, 80% of the Incentive Units vest annually over a four year period subject to continued service by the grantee (the “Time-Vesting Incentive Units”), and the remaining 20% of the Incentive Units vest upon a qualifying change of control event (the “Exit-Vesting Incentive Units”). Notwithstanding the above, any unvested Time-Vesting Incentive Units will become vested if a qualifying change of control event occurs prior to the respective award’s four year service-based vesting period. Upon termination of the board member or executive, the Company has the right, but not the obligation, to repurchase all or any portion of the vested Incentive Units at fair market value.

For the Time-Vesting Incentive Units, compensation cost is recognized over the requisite service period on a straight-line basis. Upon a qualifying change of control event, the unrecognized compensation expense related to the Time-Vesting Incentive Units will be recognized when the change of control event is considered probable. For the Exit-Vesting Incentive Units, expense is recognized when a qualifying change of control event is considered probable, which has not occurred as of December 31, 2022. Forfeitures are accounted for as they occur.

Compensation cost for the Incentive Units is measured at their grant-date fair value.

The value of the Company’s common shares is derived through an option pricing model, which incorporates various assumptions. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed equity volatility for comparable companies. The expected time to liquidity event is based on management’s estimate of time to an expected liquidity event. The dividend yield was based on the Company’s expected dividend rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues. The weighted-average assumptions the Company used in the option pricing model for 2021 are as follows:

Dividend yield (%)	0
Expected volatility (%)	46.5
Risk-free interest rate (%)	1.26
Term (in years)	5.00
Discount for lack of marketability (%)	30

Incentive Unit activity under the Plan for the period from January 1, 2022 to December 31, 2022 was as follows:

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted average grant date fair value	Number of Awards	Weighted average grant date fair value
Unvested as of January 1, 2022	242,424	$0.15	80,808	$0.11
Granted	—	—	—	—
Vested	80,808	0.11	—	—
Forfeited	—	—	—	—

Unvested as of December 31, 2022	161,616	$0.17	80,808	$0.11

On October 4, 2021, one of the Company’s board members resigned from his board seat. At the time of his resignation, 25% of his Time-Vesting Incentive Units had vested and the Company agreed to accelerate the vesting of all of his remaining unvested Time-Vesting Incentive Units and Exit-Vesting Incentive Units.

For the year ended December 31, 2022, the Company recognized stock-based compensation expense of $9 thousand within Selling, general and administrative expense on the Consolidated Statements of Operations. For the year ended December 31, 2021, the stock-based compensation expense related to the Incentive Units did not have a material impact on the Company’s consolidated financial statements. As of December 31, 2022, there was $27 thousand and $9 thousand of unrecognized compensation expense related to the unvested Time-Vesting Incentive Units and Exit-Vesting Incentive Units, respectively.

Note 17 – Related Party Transactions

In July 2022, the Company paid $3,850 thousand in cash for the acquisition of the Pilatus PC-12 aircraft from Mr. Timothy Sheehy, the Chief Executive Officer without any guarantees given or received. After the purchase, the Company repaired and upgraded the Pilatus PC-12 aircraft for use of the Company’s business. As of December 31, 2022, the Company had no outstanding payables or commitments related to the purchase of the Pilatus PC-12 aircraft.

On July 21, 2022, the Company closed on the 2022 Bonds, upon which the Company received from aggregate proceeds of $135,000 thousand on July 21, 2022 and $25,000 thousand on August 10, 2022. In connection with the original issuance, three senior executives of the Company purchased approximately $10,000 thousand of the 2022 Bonds, which purchases were entered into on an arm’s length basis during the public offering for the 2022 Bond, and on the same terms and conditions that were offered to all Bond purchasers. The Company has paid approximately $128 thousand in interest to these three bond holders. Refer to Note 13 – Long-term Debt.

Note 18 – Mezzanine Equity

On April 25, 2022, the Company authorized and issued 315,789.473684 Series C Preferred shares with a par value of $0.001 per share for aggregate proceeds of $288,516 thousand, net of issuance costs of $11,484 thousand. The Series C Preferred shares rank senior to the Company’s common shares and rank subordinate to the Company’s Series A Preferred shares, which were later redeemed in 2022, with respect to the distribution of assets upon liquidation or certain triggering events. The Series C Preferred shares do not participate in earnings of the Company and are non-voting shares.

Prior to the consummation of qualified public offering, the Series C Preferred shares accrue interest daily at 7% per annum for the first year, 9% per annum for the second year and 11% per annum thereafter and are compounded semi-annually at June 30th and December 31st of each year. Following the consummation of a qualified public offering, the Series C Preferred shares accrue interest daily at 7% per annum for the first 6 years, 9% per annum for the seventh year and 11% per annum thereafter, compounded semi-annually. Accrued interest for the Series C Preferred shares was $15,344 thousand as of December 31, 2022 recorded to increase the redemption amount in mezzanine equity.

The Series C Preferred shares are convertible at the election of the holder into shares of the Company’s Class B Common shares after the occurrence of certain specified events, including after a qualified public offering, without the payment of additional consideration by the holder into such number of Class B Common shares as determined by dividing the original issue price, plus accrued interest by a conversion price in effect at the time of conversion. The Series C Preferred shares conversion price shall initially be equal to $12.929104. The applicable conversion price is subject to future adjustments upon the occurrence of a qualified public offering.

The shares are mandatorily redeemable by the Company on April 25, 2032 at an amount dependent on whether the redemption occurs prior or following a qualified public offering. If the mandatory redemption occurs prior to the consummation of a qualified public offering, the redemption amount is equal to the stated value, plus the initial issue price multiplied by 50%, plus accrued but unpaid interest. If the mandatory redemption occurs following the consummation of a qualified public offering, the redemption amount is equal to the stated value, plus accrued but unpaid interest. The Series C Preferred shares are also redeemable upon certain triggering events outside of the control of the Company. The redemption events include redemption by the holder after March 29, 2027 and prior to a qualified public offering, or a fundamental change in the Company’s voting and governance structure such as the sale of the Company or its subsidiaries representing more than 50% of the Company’s voting stock or a similar liquidity event.

Given the conversion feature is considered substantive, the mandatory redemption date is not certain and the optional redemption is upon the occurrence of certain events that are considered not solely within the Company’s control, the Series C Preferred shares are classified as mezzanine equity.

The Company identified certain conversion and redemption features that are required to be bifurcated from the host instrument as embedded derivative liabilities. The Series C Preferred shares contains a clause which allows for an increase of 2% interest per annum to be accrued by the holders of the Series C Preferred shares in the event of a default under certain financing facilities, including noncompliance with certain financial covenants, during the period from 30 days after the occurrence of such default until such default is cured or remediated. The Company expects to be exposed to the 2% interest rate increase for no more than 2 months. As of December 31, 2022, the fair value of the embedded derivative is $1,039 thousand recorded as a liability in the consolidated balance sheets and remeasured to fair value at each balance sheet date with changes in fair value recorded within Interest expense in the consolidated statements of operations.

The Company determined the fair value of the other features requiring bifurcation, both individually and in the aggregate were immaterial at inception and as of December 31, 2022. The fair value of these features will be assessed at each reporting date and will be recognized and remeasured at fair value, if material.

As of December 31, 2022, it is probable that the Series C Preferred shares may become redeemable at either the holder’s option on or after March 29, 2027 and prior to the consummation of a qualified public offering or in the event of a qualified public offering. The Company has elected to recognize changes in redemption value immediately, adjusting the preferred shares to the maximum redemption value at each reporting date. As of December 31, 2022, the Series C Preferred shares had a carrying value of $331,134 thousand and a redemption value of $489,022 thousand.

	Redeemable Series C Preferred Shares
	Shares	Amounts
Issuance of Series C Preferred shares	315,789.473684	$288,516,309
Adjustment to maximum redemption value	—	200,505,236

Balance as of December 31, 2022	315,789.473684	$489,021,545

Note 19 – Mandatorily Redeemable Preferred Stock

Series B Preferred Shares

The Company had 60,000,000 shares of Series B Preferred shares issued and outstanding as of December 31, 2021 at $1.00 per share. The Series B Preferred shares were non-voting and accrued interest at 17.5% per annum, compounded quarterly. A mandatory redemption period was required for the Series B Preferred shares plus their accrued interest in March of 2022. Accrued interest for these Series B Preferred shares was $6,413 thousand for the year ended December 31, 2021.

The shares were mandatorily redeemable by the Company at an amount equal to the capital contribution, plus accrued but unpaid interest on the earlier of certain redemption events or March 31, 2022. The redemption events included the sale of the Company or its subsidiaries representing more than 50% of the Company’s voting stock or assets, a qualified IPO or a similar liquidity event. The shares were redeemable at any time at the option of the Company at a redemption price equal to face value, plus accrued, but unpaid interest. The shares had preference to the common shares of the Company, were non-voting and did not participate in the earnings of the Company. These Series B Preferred shares accrued interest at 17.5% annually, compounded quarterly. If not redeemed on or prior to March 31, 2022, the series B preferred stock would have accrued interest at 21.5% annually, compounded quarterly.

As the shares of Series B Preferred shares were mandatorily redeemable at a specified date, the security was classified as a liability in the Consolidated Balance Sheets.

On April 25, 2022, the Company used a portion of the proceeds from the issuance of the Series C Preferred shares to redeem all 60,000,000 of the Company’s outstanding Series B Preferred shares for $69,999 thousand, inclusive of $9,999 thousand in accrued interest.

Series A Preferred Shares

The Company was authorized to issue 10,500,000 shares of Series A-1 and A-2 Preferred shares with a par value of $0.001 share for $105,000 thousand. The Series A-1 and A-2 Preferred Shares ranks senior to the Company’s common shares and Series C Preferred shares with respect to distribution of assets upon liquidation or certain triggering events, but do not participate in earnings of the Company. The Series A-1 and A-2 Preferred shares are voting and non-voting shares, respectively.

On April 25, 2022, the Company used the proceeds from the issuance of the Series C Preferred to redeem 4,444,444 shares of the Series A-1 and A-2 Preferred shares for $100,000 thousand. The loss on redemption of $34,622 thousand was reflected as a reduction to Accumulated deficit on the Consolidated Balance Sheets.

On April 25, 2022, the Company and its investors included a new mandatory redemption provision requiring the Series A-1 and Series A-2 Preferred shares to be redeemed on April 25, 2032. Due to the mandatory redemption provision, the Series A-1 and A-2 Preferred shares have been reclassified from mezzanine equity to liability. The Company elected the fair value option to measure the modification of the Series A-1 and A-2 Preferred shares, recording a value of $132,331 thousand at modification. The modification of the Series A-1 and A-2 Preferred shares have been accounted for as an extinguishment, with the change in fair value of $45,609 thousand recorded to Accumulated deficit on the Consolidated Balance Sheets with no gain or loss recorded to net loss. The loss on extinguishment has been included in net loss attributable to common shareholders used to calculate net loss per share.

The Series A Preferred shares accrue interest on a liquidation preference defined as the combined capital contributions plus accrued preferred interest amounts at a rate of 12% per annum.

The Series A-1 and A-2 Preferred shares are redeemable upon certain triggering events outside of the control of the Company in the event of board expansion and deemed liquidation. Failure to pay the Series A Preferred shares interest amount on a timely basis triggers a board expansion event that provides the holders of the Series A Preferred shares the option to obtain control of the Company’s board of directors and initiate a triggering event. The triggering events include the sale of the Company or its subsidiaries representing more than 50% of the Company’s voting stock or assets, a qualified IPO or a similar liquidity event. The Series A-1 and A-2 Preferred shares are redeemable at any time at the option of the Company at a redemption price equal to the greater of the product of the investment amount multiplied by 2.25 plus any indemnification amounts or aggregate liquidation preference.

The Company identified certain redemption features that would be required to be considered for bifurcation. The Company elected the fair value option and as such, valued the host preferred shares and embedded features as one instrument.

On July 21, 2022 and August 10, 2022, the Company used the proceeds from the 2022 Bonds plus cash on hand to redeem in full the remaining 6,055,556 shares of the Series A-1 and A-2 shares for aggregate proceeds of $136,250 thousand. The fair values of the Series A-1 and A-2 Preferred shares were increased by $3,919 thousand from interest accrued since the modification on April 25, 2022 and no gain or loss were recorded to net loss upon extinguishment.

As of December 31, 2021, the Company had 10,243,936 shares of Series A-1 Preferred shares and 256,064 shares of Series A-2 Preferred shares issued and outstanding. As of December 31, 2021, the Series A-1 and A-2 Preferred shares had a carrying value of $105,000 thousand and a redemption value of $146,668 thousand.

Note 20 – Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding. Change in fair value of Series A-1 and A-2 Preferred shares and the adjustment to maximum redemption value of Series C Preferred shares are subtracted from net loss attributable to the Company in determining net loss per share attributable to common shareholders.

Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding plus the number of Class D common shares issuable upon the vesting of the Time-Vesting Incentive Units and Exit-Vesting Incentive Units to the extent the effect would be dilutive.

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2022	2021
Basic and diluted net loss per share
Numerator:
Net loss	$(42,121,959)	$(6,540,797)
Series C Preferred shares adjustment to maximum redemption value	(200,505,236)	—
Series A Preferred shares adjustment for redemption, extinguishment and accrued interest	(85,663,336)	(15,913,184)

Net loss attributable to common shareholders – basic and diluted	$(328,290,531)	$(22,453,981)

Denominator:
Weighted average shares outstanding - basic and diluted	40,287,478	40,122,651

Net loss per share attributable to common shareholders - basic and diluted	$(8.15)	$(0.56)

The following table summarizes the potentially dilutive common shares that were excluded from diluted net loss per share computations because the effect would have been anti-dilutive (in thousands):

	For the year ended December 31,
	2022	2021
Series C Preferred shares	25,611,505	—
Class D common shares upon vesting	242,424	323,232

Total	25,853,929	323,232

Note 21 – Members’ Deficit

Common Shares — The Company has 30,000,000 shares of Class A Common shares issued and outstanding as of December 31, 2022 and 2021. The holders of these shares are entitled to one vote for each share held of record on all matters submitted to a vote of our shareholders. These Class A shares were issued to ElementCompany, LLC.

The Company has 9,756,130 shares of Class B Common shares issued and outstanding as of December 31, 2022 and 2021. The holders of these shares are entitled to one vote for each share held of record on all matters submitted to a vote of our shareholders.

The Company has 243,871 shares of Class C Common shares issued and outstanding as of December 31, 2022 and 2021. The Company also has 606,061 shares of Class D Common shares issued and outstanding as of December 31, 2022 and 2021, respectively. These Class C and Class D shares are non-voting.

The current voting power of the Company follows the structure of the elected Board members with 3 designees from the holders of Class A Common shares and 2 designees from the holders of Class B Common shares. This will remain in place while the holders of Class B Common shares in aggregate hold at least 10% of the common shares outstanding and prior to any initial public offering, at which point voting power changes, based on the relevant shares outstanding. This structure will remain in place unless a board expansion event occurs as defined in the operating agreement.

Note 22 – Subsequent Events

The Company evaluated its activities through March 20, 2023, the date at which the consolidated financial statements were available to be issued.

On January 23, 2023, the Company granted its executives and senior management a total of 8,826,168 shares of restricted stock units (“RSUs”) under New Bridger’s 2023 Omnibus Incentive Plan (“2023 Omnibus Plan”) in connection with the Business Combination. The RSUs are subject to performance and service vesting conditions with 21.5% of the RSUs vested upon the Closing Date and the remaining 78.5% of the RSUs will vest annually from the Closing Date over graded service vesting periods of three years and six years for the executives and senior management, respectively. The estimated grant date fair value of the RSUs is approximated to be $88.3 million based on the estimated fair value of New Bridger’s common stock of $10.00 per share based on the Transaction Agreements.

On January 24, 2023, JCIC completed the Business Combination with the Company contemplated by the Transaction Agreements entered into on August 3, 2022. The Business Combination will be accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, JCIC will be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Bridger Aerospace Group Holdings, Inc will represent a continuation of the financial statements of the Company with the Business Combination treated as the equivalent of the Company issuing stock for the net assets of JCIC, accompanied by a recapitalization.

On the Closing Date, pursuant to the Transaction Agreements: (i) JCIC and the Company became a wholly owned subsidiary of a new public entity that was renamed Bridger Aerospace Group Holdings, Inc., (ii) each of the Company’s common shares then issued and outstanding was automatically surrendered and exchanged into 0.96246 share of New Bridger’s common stock, rounded down to the nearest share for each holder, and (iii) each of the Series C Preferred shares was automatically surrendered and exchanged into one New Bridger’s Series A Preferred Stock.

Upon the Closing, the Company expects to adjust the carrying value of New Bridger’s Series A Preferred Stock to approximately $332,659 thousand, to exclude an amount calculated from the product of the initial issue price multiplied by 0.50 historically included in the carrying value of Series C Preferred shares. Additionally, the Closing triggered a down round conversion feature embedded in the Series C Preferred shares. The Company expects to recognize the effect of the down round conversion feature as a deemed dividend, increasing the loss available to common stockholders in the computation of net loss per share by approximately $82,074 thousand based on a preliminary fair value estimate.

In addition, the Company assumed all of JCIC’s issued and outstanding securities, which were converted into New Bridger’s securities upon the Closing, including: (i) 2,084,357 shares of New Bridger’s common stock held by public shareholders, (ii) 2,603,189 shares of New Bridger’s common stock held by JCIC’s sponsor and independent directors, and (iii) 26,650,000 warrants issued by JCIC upon its initial public offerings (the “Warrants”), of which 17,250,000 were issued to public shareholders (“Public Warrants”) and 9,400,000 were issued through a private sale (“Private Placement Warrants”). Each of the Warrants allows the holder to purchase one share of New Bridger’s common stock at $11.50 per share. The Warrants remained liability classified instruments upon assumption at the Closing Date. The estimated fair value of the Warrants on the date of assumption is approximated to be $5.9 million based on the trading price of the Public Warrants on the date of assumption, which was $0.22 per Warrant.

On January 25, 2023, Bridger Aerospace Group Holdings, Inc. began trading on the NASDAQ under the ticker symbol “BAER.”

On February 14, 2023, the Company paid $9.1 million and received its 6th Viking CL415EAF, the remaining aircraft under the aircraft purchase agreement with Longview Aviation Asset Management, Inc. and Viking. See Note 14 – Commitments and Contingencies for further detail.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses described below.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Material Weaknesses: We have identified material weaknesses in our internal control over financial reporting. The first material weakness is related to properly accounting for complex transactions within our financial statement closing and reporting process. The second material weakness arises from our failure to design and maintain effective IT general controls over the IT systems used within the processing of key financial transactions. Specifically, we did not design and maintain user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel. Additionally, we identified a material weakness in our internal control over financial reporting related to the period end account reconciliation review and entity level financial statement review controls which did not operate within a sufficient level of precision.

Remediation Plan: We have begun the process of and are focused on designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses, including:

•

actively recruiting additional personnel with knowledge of GAAP, in addition to engaging and utilizing third party consultants and specialists to supplement our internal resources and implementing processes and controls to segregate key functions within our finance systems, as appropriate;

•	designing and implementing a formalized control plan related to IT general controls, including controls related to managing access to financially significant systems within our IT environment; and

•

engaging a third party consultant to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time, to estimate how long it will take and our efforts may not be successful in remediating the deficiencies or material weaknesses. In addition, even if we are successful in strengthening our controls and procedures, we can give no assurances that in the future such controls and procedures will be adequate to prevent or identify errors or irregularities or to facilitate the fair preparation and presentation of our consolidated financial statements.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item of Form 10-K will be included in our definitive proxy statement (the “Proxy Statement”) to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 11.	Executive Compensation.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Managements and Related Stockholder Matters.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements: Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

2.

Financial Statement Schedules: No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements thereto filed as a part of this Form 10-K.

3.

The exhibits listed in the “Exhibit Index” below to this Annual Report are incorporated herein by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description

2.1+	Agreement and Plan of Merger, dated August 3, 2022, by and among the Company, Jack Creek Investment Corp., Wildfire Merger Sub 1, Inc., Wildfire Merger Sub II, Inc., Wildfire Merger Sub III, LLC, Wildfire GP Sub IV, LLC, BTOF (Grannus Feeder) – NQ L.P. and Legacy Bridger. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

3.1	Amended and Restated Certificate of Incorporation of Bridger Aerospace Group Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

3.2	Amended and Restated Bylaws of Bridger Aerospace Group Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

4.1	Warrant Agreement, dated January 26, 2021, between Jack Creek Investment Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Jack Creek Investment Corp.’s Current Report on Form 8-K (File No. 001-39602) filed with the SEC on January 26, 2021).

4.2	Warrant Assumption Agreement, dated as of January 24, 2023, among Jack Creek Investment Corp., Bridger Aerospace Group Holdings, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

4.3*	Description of the Company’s Securities.

10.1	Amended and Restated Registration Rights Agreement, dated January 24, 2023, by and among the Company, Jack Creek Investment Corp. and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.2	Stockholders Agreement, dated January 24, 2023, by and among the Company and the stockholders defined therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.3	Sponsor Agreement, dated as of August 3, 2022, by and among Jack Creek Investment Corp., the Company, JCIC Sponsor LLC and the other parties signatory thereto (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4 (File No. 333-266840) filed with the SEC on August 12, 2022).

10.4#	Bridger Aerospace Group Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.5#	Bridger Aerospace Group Holdings, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.6#	Amended Employment Agreement, dated as of December 6, 2018, by and between ElementCompany Operations, LLC and Timothy Sheehy (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.7#	Amended Employment Agreement, dated as of December 6, 2018, by and between ElementCompany Operations, LLC and James Muchmore (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.8#	Amended Employment Agreement, dated as of December 6, 2018, by and between ElementCompany Operations, LLC and McAndrew Rudisill (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

Exhibit Number	Description

10.9++#	Offer of Employment, dated August 21, 2022, by and between Legacy Bridger and Eric Gerratt (incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on November 7, 2022).

10.10	Form of Indemnification Agreement for Officers and Outside Directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Form 8-K filed with the SEC on January 27, 2023).

10.11++	Contract No. 1202SA21T9009, dated as of June 3, 2021, issued by National Interagency Fire Center U.S. Forest Service to Bridger Air Tanker, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.12++	Contract No. 12024B19C9025, dated as of May 15, 2019, issued by U.S. Department of Agriculture Forest Service to Mountain Air, LLC (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.13++	Contract No. 1202SA21G5100, dated as of October 21, 2020, issued by U.S. Forest Service – Contracting to Bridger Aerospace (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.14	Amended and Restated Loan Agreement, dated as of July 1, 2022, by and among Gallatin County, Montana and Bridger Aerospace Group, LLC, Bridger Air Tanker, LLC, Bridger Air Tanker 3, LLC, Bridger Air Tanker 4, LLC, Bridger Air Tanker 5, LLC, Bridger Air Tanker 6, LLC, Bridger Air Tanker 7, LLC, Bridger Air Tanker 8, LLC, Bridger Solutions International 1, LLC and Bridger Solutions International 2, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.15	Second Amended and Restated Loan Agreement, dated as of August 1, 2022, by and among Gallatin County, Montana and Bridger Aerospace Group, LLC, Bridger Air Tanker, LLC, Bridger Air Tanker 3, LLC, Bridger Air Tanker 4, LLC, Bridger Air Tanker 5, LLC, Bridger Air Tanker 6, LLC, Bridger Air Tanker 7, LLC, Bridger Air Tanker 8, LLC, Bridger Solutions International 1, LLC and Bridger Solutions International 2, LLC (incorporated by reference to Exhibit 10.12 of the Company’s the Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.16	Industrial Development Revenue Bonds (Bridger Aerospace Group Project) Series 2022B (Taxable), dated as of August 10, 2022, by Gallatin County, Montana (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.17	Amended and Restated Trust Indenture, dated as of July 1, 2022, by and between Gallatin County, Montana and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.18	First Supplemental Trust Indenture, dated as of July 1, 2022, by and between Gallatin County, Montana and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.19	First Supplemental Trust Indenture, dated as of August 1, 2022, by and between Gallatin County, Montana and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

Exhibit Number	Description

10.20	Construction Loan Agreement, dated as of September 30, 2019, by and between Bridger Solutions International, LLC and Rocky Mountain Bank (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.21	Waiver and Amendment No. 1 to Loan Agreement, dated June 8, 2022, by and among Bridger Solutions International, LLC and Rocky Mountain Bank, its successors and assigns (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on December 12, 2022).

10.22	Consent, Waiver and Amendment No. 2 to Loan Agreement, dated November 3, 2022, by and among Bridger Solutions International, LLC and Rocky Mountain Bank, its successors and assigns (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on December 12, 2022).

10.23*	Amendment No. 3 to Loan Agreement, dated December 28, 2022, by and among Bridger Solutions International, LLC and Rocky Mountain Bank, its successors and assigns.

10.24	Loan Agreement, dated August 10, 2020, by and between Bridger Air Tanker 2, LLC and Live Oak Banking Company (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.25	Loan Agreement, dated February 3, 2020, by and between Bridger Aviation Services, LLC and Rocky Mountain Bank (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.26	Waiver and Amendment No. 1 to Loan Agreement, dated June 8, 2022, by and among Bridger Aviation Services, LLC and Rocky Mountain Bank, its successors and assigns (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on December 12, 2022).

10.27	Consent, Waiver and Amendment No. 2 to Loan Agreement, dated November 3, 2022, by and among Bridger Aviation Services, LLC and Rocky Mountain Bank, its successors and assigns (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on December 12, 2022).

10.28*	Amendment No. 3 to Loan Agreement, dated December 28, 2022, by and among Bridger Aviation Services, LLC and Rocky Mountain Bank, its successors and assigns.

10.29	Loan Agreement, dated May 19, 2020, by and between Bridger Air Tanker, 1 LLC and Live Oak Banking Company (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.30++	Aircraft Purchase Agreement, dated April 13, 2018, by and among Longview Aviation Asset Management, Viking Air Limited and Bridger Air Tanker, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on September 23, 2022).

10.31++	Amendment 3 to Aircraft Purchase Agreement, dated April 3, 2019, by and among Longview Aviation Services Inc., Viking Air Limited and Bridger Air Tanker, LLC (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on September 23, 2022).

10.32++	Amendment 4 to Aircraft Purchase Agreement, dated May 7, 2019, by and among Longview Aviation Services Inc., Viking Air Limited and Bridger Air Tanker, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on September 23, 2022).

Exhibit Number	Description

10.33++	Amendment 5 to Aircraft Purchase Agreement, dated November 11, 2019, by and among Longview Aviation Services Inc., Viking Air Limited and Bridger Air Tanker, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on September 23, 2022).

10.34++	Amendment 6 to Aircraft Purchase Agreement, dated September 15, 2020, by and among Longview Aviation Services Inc., Viking Air Limited and Bridger Air Tanker, LLC (incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on September 23, 2022).

10.35++	Amendment 7 to Aircraft Purchase Agreement, dated October 21, 2020, by and among Longview Aviation Services Inc., Viking Air Limited and Bridger Air Tanker, LLC (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on September 23, 2022).

10.36++	Amendment 8 to Aircraft Purchase Agreement, dated January 5, 2021, by and among Longview Aviation Services Inc., Viking Air Limited and Bridger Air Tanker, LLC (incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on September 23, 2022).

10.37++	Amendment 9 to Aircraft Purchase Agreement, dated November 24, 2021, by and among Longview Aviation Services Inc., Viking Air Limited and Bridger Air Tanker, LLC (incorporated by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on September 23, 2022).

10.38++	Amendment 10 to Aircraft Purchase Agreement, dated August 5, 2022, by and among Longview Aviation Services Inc., Viking Air Limited and Bridger Air Tanker, LLC (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on September 23, 2022).

21.1*	List of Subsidiaries of Bridger Aerospace Group Holdings, Inc.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.
**	Furnished herewith.
+

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Bridger Aerospace Group Holdings, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

++	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2023.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

By:	/s/ Timothy Sheehy
Name:	Timothy Sheehy
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Timothy Sheehy Timothy Sheehy	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2023

/s/ Eric Gerratt Eric Gerratt	Chief Financial Officer (Principal Accounting and Financial Officer)	March 20, 2023

/s/ Jeffrey Kelter Jeffrey Kelter	Director and Non-Executive Chairman of the Board	March 20, 2023

/s/ Debra Coleman Debra Coleman	Director	March 20, 2023

/s/ Dean Heller Dean Heller	Director	March 20, 2023

/s/ Todd Hirsch Todd Hirsch	Director	March 20, 2023

/s/ Wyman Howard Wyman Howard	Director	March 20, 2023

/s/ McAndrew Rudisill McAndrew Rudisill	Chief Investment Officer and Director	March 20, 2023

/s/ Robert Savage Robert Savage	Director	March 20, 2023

/s/ Matthew Sheehy Matthew Sheehy	Director	March 20, 2023