Form 10-Q
period 2023-03-31
Bridger Aerospace Group Holdings, Inc.
filed 2023-05-12
CIK 1941536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41603

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-3599336
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 Aviation Lane Belgrade, MT	59714
(Address of Principal Executive Offices)	(Zip code)
(406)
813-0079
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BAER	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	BAERW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2023, there were 43,769,290 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in U.S. dollars)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,290,244	$30,162,475
Restricted cash	12,398,725	12,297,151
Investments in marketable securities	30,322,527	54,980,156
Accounts receivable 1	367,336	28,902
Aircraft support parts	434,894	1,761,270
Prepaid expenses and other current assets	3,076,473	1,835,032
Deferred offering costs	—	5,800,144

Total current assets	48,890,199	106,865,130
Property, plant and equipment, net	203,422,599	192,091,413
Intangible assets, net	181,783	208,196
Goodwill	2,457,937	2,457,937
Other noncurrent assets	6,739,998	4,356,225

Total assets	$261,692,516	$305,978,901

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,503,466	$3,170,354
Accrued expenses and other current liabilities	13,063,960	18,669,572
Operating right-of-use current liability	22,126	21,484
Current portion of long-term debt, net of debt issuance costs	2,446,320	2,445,594

Total current liabilities	19,035,872	24,307,004
Long-term accrued expenses and other noncurrent liabilities	5,804,275	45,659
Operating right-of-use noncurrent liability	745,989	754,673
Long-term debt, net of debt issuance costs 2	205,241,626	205,471,958

Total liabilities	$230,827,762	$230,579,294

COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY
Series A Preferred Stock, $0.0001 par value; 315,789.473684 shares authorized, issued and outstanding at March 31, 2023	336,933,387	—
Legacy Bridger Series C Preferred Shares, $0.001 par value; 315,789.473684 shares authorized, issued and outstanding at December 31, 2022	—	489,021,545
STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 43,769,290 shares issued and outstanding at March 31, 2023; 39,081,744 shares issued and outstanding at December 31, 2022	4,832	3,908
Additional paid-in capital	73,406,859	—
Accumulated deficit	(381,032,705)	(415,304,343)
Accumulated other comprehensive income	1,552,381	1,678,497

Total stockholders’ deficit	(306,068,633)	(413,621,938)

Total liabilities, mezzanine equity and stockholders’ deficit	$261,692,516	$305,978,901

1	Includes related party accounts receivable of $321,244 as of March 31, 2023.
2	Includes related party debt of $10,000,000 for the 2022 taxable industrial revenue bond as of March 31, 2023 and December 31, 2022, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All Amounts in U.S. dollars)

	For the three months ended March 31,
	2023	2022

Revenues 1	$365,373	$69,292
Cost of revenues:
Flight operations	3,733,261	3,665,352
Maintenance	3,515,451	2,861,987

Total cost of revenues	7,248,712	6,527,339

Gross loss	(6,883,339)	(6,458,047)
Selling, general and administrative expense	33,228,491	4,841,259

Operating loss	(40,111,830)	(11,299,306)
Interest expense 2	(5,664,545)	(3,714,546)
Other income	1,091,437	140,843

Net loss	$(44,684,938)	$(14,873,009)

Series A Preferred Stock – adjustment for deemed dividend upon Closing	$(48,300,000)	$—
Series A Preferred Stock – adjustment to eliminate 50% multiplier	$156,362,597	$—
Series A Preferred Stock – adjustment to maximum redemption value	$(4,274,439)	$—
Legacy Bridger Series A Preferred Shares – adjustment for redemption, extinguishment and accrued interest	$—	$(4,339,767)

Net income (loss) attributable to Common stockholders – basic and diluted	$59,103,220	$(19,212,776)

Net income (loss) per Common Stock – basic	$1.36	$(0.50)
Net income (loss) per Common Stock – diluted	$0.79	$(0.50)
Weighted average Common Stock outstanding – basic	43,488,468	38,770,646
Weighted average Common Stock outstanding – diluted	74,986,752	38,770,646

1	Includes related party revenues of $321,244 for the three months ended March 31, 2023.
2	Includes related party interest of approximately $284,000 for the 2022 taxable industrial revenue bond for the three months ended March 31, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(All Amounts in U.S. dollars)

	For the three months ended March 31,
	2023	2022
Net loss	$(44,684,938)	$(14,873,009)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	192	(287)
Unrealized (loss) gain on derivative instruments	(271,801)	674,381
Unrealized gain on investments in marketable securities	318,645	—
Reclassification of realized gains on investments in marketable securities to earnings	(173,152)	—

Total other comprehensive (loss) income, net of tax	(126,116)	674,094

Comprehensive loss	$(44,811,054)	$(14,198,915)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STOCKHOLDERS’ DEFICIT
(All Amounts in U.S. dollars, except share amounts)

	Legacy Bridger Series A Preferred Shares		Legacy Bridger Series B Preferred Shares		Legacy Bridger Series C Preferred Shares / Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumul ated Other Compreh ensive Income	Total Stockholders’ Deficit
	Share	Value	Share	Value	Share	Value	Share	Value

Balance at December 31, 2021	10,500,000	$1,050	60,000,000	$6,000	—	$—	39,081,744	$3,908	$—	$(84,843,803)	$24,706	$(84,815,189)
Liquidation preference on Legacy Bridger Series A Preferred Shares	—	—	—	—	—	—	—	—	—	(4,339,767)	—	(4,339,767)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	674,381	674,381
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(287)	(287)
Stock based compensation attributable to Legacy Bridger holders prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	2,558	—	2,558
Net loss	—	—	—	—	—	—	—	—	—	(14,873,009)	—	(14,873,009)

Balance at March 31, 2022	10,500,000	$1,050	60,000,000	$6,000	—	$—	39,081,744	$3,908	$—	$(104,054,021)	$698,800	$(103,351,313)

Balance at December 31, 2022	—	—	—	—	315,789	$489,021,545	39,081,744	$3,908	$—	$(415,304,343)	$1,678,497	$(413,621,938)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(271,801)	(271,801)
Unrealized gain on investment in marketable securities	—	—	—	—	—	—	—	—	—	—	318,645	318,645
Reclassification of realized gains on investments in marketable securities to earnings	—	—	—	—	—	—	—	—	—	—	(173,152)	(173,152)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	192	192
Net loss	—	—	—	—	—	—	—	—	—	(44,684,938)	—	(44,684,938)
Effect of the Closing	—	—	—	—	—	(156,362,597)	4,687,546	684	52,084,522	78,956,576	—	131,041,782
Series A Preferred Stock adjustment to maximum redemption value	—	—	—	—	—	4,274,439	—	—	(4,274,439)	—	—	(4,274,439)
Stock based compensation after reverse recapitalization	—	—	—	—	—	—	2,400,354	240	25,596,776	—	—	25,597,016

Balance at March 31, 2023	—	$—	$—	$—	315,789	$336,933,387	46,169,644	$4,832	$73,406,859	$(381,032,705)	$1,552,381	$(306,068,633)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in U.S. dollars)

	For the three months ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(44,684,938)	$(14,873,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
(Gain) loss on sale of fixed assets	(1,459)	781,492
Depreciation and amortization	1,751,045	1,266,922
Stock based compensation expense	25,597,016	2,558
Change in fair value of the Warrants	(1,599,000)	—
Change in fair value of freestanding derivative	50,559	—
Amortization of debt issuance costs	239,319	44,866
Interest accrued on Legacy Bridger Series B Preferred Shares	—	2,857,921
Change in fair value of Legacy Bridger Series C Preferred Shares	(345,585)	—
Realized gain on investments in marketable securities	(258,618)	—
Changes in operating assets and liabilities
Accounts receivable 1	(338,434)	34,992
Aircraft support parts	1,326,376	138,699
Prepaid expense and other current and noncurrent assets	(3,897,015)	556,422
Accounts payable, accrued expenses and other liabilities	(14,491,847)	1,771,711

Net cash used in operating activities	(36,652,581)	(7,417,426)

Cash Flows from Investing Activities:
Investments in construction in progress – buildings	(1,045,600)	(177,583)
Proceeds from sales and maturities of marketable securities	25,061,740	—
Sale of property, plant and equipment	113,659	286,400
Purchases of property, plant and equipment	(11,170,664)	(2,460,944)

Net cash provided by (used in) investing activities	12,959,135	(2,352,127)

Cash Flows from Financing Activities:
Payment of finance lease liability	(8,440)	—
Proceeds from the Closing	3,193,536	—
Costs incurred related to the Closing	(6,793,574)	—
Borrowings from various First Interstate Bank vehicle loans	—	63,070
Repayments on debt	(468,925)	(477,671)

Net cash used in financing activities	(4,077,403)	(414,601)

Effects of exchange rate changes	192	(287)
Net change in cash, cash equivalents and restricted cash	(27,770,657)	(10,184,441)
Cash, cash equivalents and restricted cash – beginning of the period	42,459,626	17,261,132

Cash, cash equivalents and restricted cash – end of the period	$14,688,969	$7,076,691

Less: Restricted cash – end of the period	12,398,725	3,452,932

Cash and cash equivalents – end of the period	$2,290,244	$3,623,759

Supplemental disclosure of non-cash operating and financing activities
Assumption of Jack Creek liabilities	$7,463,673	$—
Recognition of warrant liabilities	$5,863,000	$—
Recognition of Deferred underwriting fee	$1,500,000	$—
Supplemental cash flow information
Interest paid 2	$10,311,545	$3,715,257
Fixed assets in accounts payable	$1,468,890	$2,640,384
Conversion of Promissory Note to Common Stock	$897,400	$—
Series A Preferred Stock – adjustment for deemed dividend upon Closing	$48,300,000	$—
Series A Preferred Stock – adjustment to eliminate 50% multiplier	$156,362,597	$—
Series A Preferred Stock - adjustment to maximum redemption value	$4,274,439	$—
Legacy Bridger Series A Preferred Shares – adjustment for redemption, extinguishment and accrued interest	$—	$4,339,767

1	Includes related party accounts receivable of $321,244 for the three months ended March 31, 2023.
2	Includes related party interest paid of approximately $ 575,000 for the 2022 taxable industrial revenue bond for the three months ended March 31, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Note 1 – Organization and Basis of Presentation
Nature of Business
Bridger Aerospace Group Holdings, Inc. and its subsidiaries (“Bridger”, “the Company,” “we,” “us” or “our”) provide aerial wildfire management, relief and suppression and delivery of firefighting services using next generation technology and sustainable and environmentally safe firefighting methods.
As of March 31, 2023, the Company owns
18

aircraft, including 5 Twin Commander surveillance platforms, 4 Quest Kodiaks, 6 Viking CL415EAFs, 2 Aurora eVOTL Skiron and 1 Pilatus PC-12.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The unaudited condensed consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest.
Reverse Recapitalization
On January 24, 2023, (the “Closing Date”), Jack Creek Investment Corp (“JCIC”) completed the reverse recapitalization (the “Closing” and the
“Reverse Recapitalization”) with the Company’s predecessor, Bridger Aerospace Group Holdings, LLC and its subsidiaries (collectively, “Legacy Bridger”), which operated the majority of the historical business and was identified as the acquirer and predecessor upon the consummation of the transactions contemplated by the agreement and plan of merger (the “Transaction Agreements”) entered into on August 3, 2022. On the Closing Date, pursuant to the Transaction Agreements, JCIC and Legacy Bridger became wholly owned subsidiaries of a new public entity that was renamed Bridger Aerospace Group Holdings, Inc, and JCIC shareholders and Legacy Bridger equity holders converted their equity ownership in JCIC and Legacy Bridger, respectively, into equity ownership in Bridger.
Upon the consummation of the Reverse Recapitalization, Bridger issued Common Stock to the Legacy Bridger equity holders and Series A Preferred Stock (as defined below) as summarized below:

•
the surrender and exchange of all 606,061
Legacy Bridger incentive units (“Incentive Units”) into
 583,308
shares of Bridger’s common stock, par value $0.0001, (“Common Stock”) at a deemed value of
 $10.00 per share as adjusted by the per share
C
ommon
S
tock consideration of approximately 0.96246 (the “Exchange Ratio”), rounded down to the nearest share for each holder;

•
the direct or indirect surrender and exchange of the remaining 40,000,000 issued and outstanding shares of Legacy Bridger common shares (excluding Incentive Units) into 38,498,436 shares of
C
ommon
S
tock at a deemed value of $10.00 per share as adjusted by the Exchange Ratio, rounded down to the nearest share for each holder; and

•
the surrender and exchange of all 315,789.473684

issued and outstanding Series C preferred shares of Legacy Bridger (the “Legacy Bridger Series C Preferred Shares”), which were surrendered and exchanged on a one-to-one basis in connection with the Reverse Recapitalization into

315,789.473684

shares of preferred stock of Bridger that have the rights, powers, designations, preferences, and qualifications, limitations and restrictions set forth in Section 4.5 of the Amended and Restated Certificate of Incorporation (the “Series A Preferred Stock”). The Series A Preferred Stock are convertible at the election of the holders into shares of Common Stock, without the payment of additional consideration by the holders into such number of shares of Common Stock as determined by dividing the original issue price, plus accrued interest by a conversion price equal to $11 at the time of conversion.

Other related events occurred in connection with the Reverse Recapitalization, are summarized below:

•
the filing and effectiveness of the Amended and Restated Certificate of Incorporation of Bridger and the effectiveness of the Amended and Restated Bylaws of Bridger, each of which occurred immediately prior to the Closing;

•
the adoption and assumption of the 2023 Omnibus Incentive Plan and any grants or awards issued thereunder and adoption of the 2023 Employee Stock Purchase Plan upon the Closing to grant equity awards to Bridger employees; and

•
during the period from the Closing until five years following the Closing, JCIC subjected
20% of JCIC’s issued and outstanding common stock (“Sponsor Earnout Shares”), comprised of two separate tranches of 50% of the Sponsor Earnout Shares per tranche, to potential forfeiture to Bridger for no consideration until the occurrence (or deemed occurrence) of certain triggering events.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

Immediately after giving effect to the Transaction Agreements, the following were outstanding:

•	43,769,290 shares of Common Stock;

•	315,789.473684 shares of Bridger Series A Preferred Stock;

•	9,400,000 private placement warrants (“Private Placement Warrants”) to purchase shares of Common Stock at an exercise price of $11.50 per share ;

•	17,250,000 public warrants (“Public Warrants”) to purchase shares of Common Stock at an exercise price of $ 11.50 per share ; a nd

•	6,581,497 restricted stock units issued to the executives and senior management of the Company.
In connection with the Reverse Recapitalization, the Company paid transaction costs of $
10,302
thousand as of the Closing.
The transactions contemplated by the Transaction Agreements were accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, JCIC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Bridger represent a continuation of the financial statements of Legacy Bridger with the Reverse Recapitalization treated as the equivalent of Legacy Bridger issuing stock for the net assets of JCIC, accompanied by a recapitalization. The net assets of JCIC will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization will be those of Legacy Bridger in future reports of Bridger.
Legacy Bridger has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

•	Legacy Bridger equity holders have a relative majority of the voting power of Bridger;

•	Bridger’s board of directors (the “Board”) has nine (9) members, and representatives or designees of the Legacy Bridger equity holders comprise the majority of the members of the Board;

•	Legacy Bridger’s senior management comprise the senior management roles and be responsible for the day-to-day operations of Bridger;

•	Bridger assumed Legacy Bridger’s name of business;

•	The strategy and operations of Bridger continue Legacy Bridger’s former strategy and operations; and

•	The Reverse Recapitalization created an operating public company, with management continuing to use Legacy Bridger operations to grow the business.
The Sponsor Earnout Shares are determined to be equity classified instruments of Bridger and the Public Warrants and Private Placement Warrants are determined to remain liability classified instruments upon the Closing.
In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing to reflect the number of shares of Common Stock issued to Legacy Bridger’s stockholders in connection with the Reverse Recapitalization. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Bridger’s common stock prior to the Reverse Recapitalization have been retroactively recasted as shares of Common Stock using the Exchange Ratio.
On January 25, 2023, shares of the Company’s Common Stock began trading on the Nasdaq Global Market under the ticker symbol “BAER.”

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

Liquidity
The Company had $2,290 thousand and $30,162 thousand of cash and cash equivalents as of March 31, 2023 and December 31, 2022, respectively. The Company had $30,323 thousand and $54,980 thousand of investments in debt securities classified as available-for-sale
with short-term maturities of less than one year and carried at fair value as of March 31, 2023 and December 31, 2022, respectively.
The Company has entered into various term loan agreements and other long-term debt to fund the purchase of aircraft, finance the construction of aircraft hangars and to supplement its cash balance. As of March 31, 2023, the Company has $2,446 thousand of current portion of long-term debt, net of debt issuance costs. As of March 31, 2023, future contractual payments related to the construction of the third hangar are $2,467 thousand for the next twelve months.
The Company believes it will be sufficiently funded for its short-term liquidity needs and the execution of its business plan for at least 12 months following the date at which the unaudited condensed consolidated financial statements were filed. As of April 30, 2023, the Company has cash and cash equivalents of

$3,721
thousand, restricted cash of

$12,437
thousand and investments in debt securities classified as available-for-sale of
$24,591

t
housand.
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
Northern Fire Management Services, LLC (“NFMS, LLC”) is considered to be a VIE, as it lacks sufficient equity and is consolidated in the Company’s financial statements. For the three months ended March 31, 2022, Mountain Air, LLC (“MA, LLC”) is considered to be a VIE, as it lacks sufficient equity and is consolidated in the Company’s financial statements. For the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022, NFMS, LLC held immaterial assets and liabilities in its financial statements. For the three months ended March 31, 2022, MA, LLC held immaterial assets and liabilities in its financial statements. For the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022, the following entities were considered to be VIEs but were not consolidated in the unaudited condensed consolidated financial statements due to the lack of the power criterion or the losses/benefits criterion: AE
Côte-Nord
Canada
(“Côte-Nord”)
and Ensyn BioEnergy Canada, Inc (“EBC”).
Northern Fire Management Services, LLC:
The Company assisted in designing and organizing NFMS, LLC with a business purpose of employing Canadian aviation professionals for the Company. A master services agreement exists between NFMS, LLC, the Company, and Bridger Air Tanker, LLC, a wholly owned subsidiary of the Company, to transfer all annual expenses incurred to the Company in exchange for the Canadian employees to support the Company’s water scooper aircraft. NFMS, LLC is
50
% owned by a Canadian citizen, and
50
%
owned by Bridger Aerospace Group, LLC (“BAG, LLC”). The Company is responsible for the decisions related to all of NFMS, LLC’s expenditures, which solely relates to payroll. Based on these facts, it was determined that the Company is the primary beneficiary of NFMS, LLC. Therefore, NFMS, LLC has been consolidated by the Company. All intercompany expenses associated with NFMS, LLC and its service agreement have been eliminated in consolidation.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

Mountain Air, LLC:
As of November 7, 2022, MA, LLC
was
a wholly-owned subsidiary of Bridger. Prior to MA, LLC becoming a wholly-owned subsidiary of the Company, MA, LLC was owned 50
%
 by Timothy Sheehy, the Chief Executive Officer and a director of Bridger, and
50
%
by an entity affiliated with Matthew Sheehy, a director of Bridger. MA, LLC is a Federal Aviation Administration (“FAA”) part 135 certificate holder and is designed to hold aerial firefighting contracts. Bridger Aviation Services, LLC (“Bridger Aviation”), a wholly-owned subsidiary of Bridger, was a party to a certain Management Services Agreement
(the “Aviation Agreement”), dated April 13, 2018, with MA, LLC. Pursuant to the Aviation Agreement, Bridger Aviation leased certain aircraft to MA, LLC. MA, LLC operated the aircraft and paid Bridger Aviation a fee equal to
99% of all revenue it received from the use and deployment of Bridger Aviation’s aircraft. MA, LLC was obligated to operate and maintain the aircraft in accordance with applicable FAA standards.
Timothy Sheehy originally conducted aerial operations through MA, LLC before Bridger’s current legal organizational structure was put into place, which created the need for the Aviation Agreement and resulting VIE treatment.
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
Use of Estimates
The preparation of financial statements in conformity with US GAAP, requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosure of gain or loss contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from their estimates and such differences could be material to the unaudited condensed consolidated financial statements. Significant items subject to such estimates and assumptions include: (a) excess and aging aircraft support parts reserves, (b) allowance for doubtful accounts, (c) useful lives of property, plant and equipment, net (d) impairment of long-lived assets, goodwill and other intangible assets, (e) disclosure of fair value of financial instruments, (f) variable interest entities, (g) accounting for Series A Preferred Stock and Legacy Bridger Series C Preferred Shares, (h) revenue recognition, (i) estimates and assumptions made in determining the carrying values of goodwill and other intangible assets, (j) incentive units and (k) Public Warrants and Private Placement Warrants.
Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation. The Company previously separately presented General and administrative and Business development operating expenses, which are now presented combined within “Selling, general and administrative expense” on the Unaudited Condensed Consolidated Statement of Operations. The reclassification had no impact on previously reported net loss or accumulated deficit.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

Deferred Offering Costs
Deferred offering costs primarily consist of capitalized legal, accounting and other third-party costs incurred that are directly related to the
Reverse Recapitalization
, which
has been
accounted for as a reverse recapitalization. These costs were charged to Stockholders’ deficit as a reduction of Additional paid-in capital generated upon the completion of the
Reverse Recapitalization
. As of March 31, 2023,
the Company charged $
9,778 thousand to Stockholders’ deficit. As of December 31, 2022
,
the Company recorded $5,800 thousand of deferred offering costs in the Unaudited Condensed Consolidated Balance Sheets.
Revenue Recognition
The Company charges daily and hourly rates depending upon the type of firefighting services rendered and under which contract the services are performed. These services are primarily split into flight revenue and standby revenue. Flight revenue is primarily earned at an hourly rate when the engines of the aircraft are started and stopped upon request of the customer, tracked via a Hobbs meter. Standby revenue is earned primarily as a daily rate when aircraft are available for use at a fire base, awaiting request from the customer for flight deployment.
The Company enters into short, medium and long-term contracts with customers, primarily with government agencies to deploy aerial fire management assets during the firefighting season. Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied and payment is typically due within 30 days of invoicing. This occurs as the services are rendered and include the use of the aircraft, pilot and field maintenance personnel to support the contract.
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

Other revenue consists of leasing revenues for facilities as well as external repair work performed on customer aircraft.
Revenue Disaggregation
The following shows the disaggregation of revenue by service for the three months ended March 31, 2023 and March 31 2022.

	For the three months ended March 31,
	2023	2022
Fire suppression	$—	$—
Aerial surveillance	—	—
Other services	365,373	69,292

Total revenues	$365,373	$69,292

The following shows the disaggregation of revenue by type for the three months ended March 31, 2023 and March 31, 2022.

	For the three months ended, March 31
	2023	2022
Flight revenue	$—	$—
Standby revenue	—	—
Other revenue	365,373	69,292

Total revenues	$365,373	$69,292

Concentration Risk
For the three months ended March 31, 2023, the Company had one customer who individually accounted for 65% of total revenues. As of March 31, 2023, one customer accounted for 83% of accounts receivable. Refer to “
Note 16 – Related Party Transactions
” for
additional information.
For the three months ended March 31, 2022, the Company had one customer who individually accounted for 100% of total revenues. As of December 31, 2022, one customer accounted for 62% of accounts receivable.
Hedging Transactions and Derivative Financial Instruments
The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as “market risks.” The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The Company manages interest rate risk through the use of derivative instruments
, such as swap agreements.
A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. The Company does not enter into derivative financial instruments for trading purposes.
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income and are reclassified into the line item on the Unaudited Condensed Consolidated Statements of Comprehensive Loss in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of freestanding derivatives with no hedging designation are recorded in earnings through interest expense on the Unaudited Condensed Consolidated Statement of Operations.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

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
“Note 12 – Long-Term Debt.”
The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the financial risks described above.
Warrant Liabilities
The Company accounts for the Public Warrants and Private Placement Warrants (collectively, the “Warrants”) issued in connection with the Reverse Recapitalization in accordance with the guidance contained in accordance with ASC 480,
Distinguishing Liabilities from Equity
and ASC
815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity
, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recorded in earnings through Selling, general and administrative expense on the Unaudited Condensed Consolidated Statement of Operations.
Income Taxes
For periods prior to the Reverse Recapitalization, Legacy Bridger was a partnership for federal income tax purposes. Consequently, federal income taxes were not payable or provided for by Legacy Bridger. Members were taxed individually on their pro rata ownership share of Legacy Bridger’s earnings. Legacy Bridger’s net income or loss was allocated among the members in accordance with Legacy Bridger’s operating agreement.
Subsequent to the Reverse Recapitalization, the Company became the successor of Legacy Bridger as discussed in
“Note 1 – Organization and Basis of Presentation.”
Bridger is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to net taxable income or loss and any related tax credits of the Company. Bridger is also subject to taxes in foreign jurisdictions in which it operates.
The Company provides for income taxes and the related accounts under the asset and liability method. Income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes predominantly in the U.S., where tax laws are often complex and may be subject to different interpretations.
Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to be in effect during the year in which the basis difference reverses. In evaluating the ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence. If based upon all available positive and negative evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if Bridger determines that it is more likely than not that all or part of the deferred tax asset will become realizable. At this time, a valuation allowance has been recorded against the deferred tax assets.
The Company’s interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. The Company regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations and business strategies. The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For additional information in income taxes, see
“Note 19 – Income Taxes.”

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

Net Income (Loss) Per Share
Basic net income (loss) per share is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of shares of Common Stock used for the basic net income (loss) per share calculation, adjusted for the dilutive effect of restricted stock units (“RSUs”), Warrants, and Incentive Units, if any, using the “treasury stock” method, the Series A Preferred Stock that is convertible into shares of Common Stock, and the Sponsor Earnout Shares that will fully vest upon certain stock price metrics being achieved. In addition, net income (loss) for diluted net income (loss) per share is adjusted for the after-tax
impact of changes to the fair value of the Warrants, to the extent they are dilutive.
As noted above, the Company accounted for the Closing as a reverse recapitalization. Net income (loss) per share calculations for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares of Common Stock outstanding immediately after the Closing to effect the reverse recapitalization. Subsequent to the Closing, net income (loss) per share is calculated based on the weighted average number of shares of Common Stock outstanding.
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
Legacy Bridger granted select board members and an executive incentive unit awards (“Incentive Units”) which contain service and performance vesting conditions. Compensation cost for Incentive Units is measured at their grant-date fair value and is equal to the value of the Legacy Bridger’s Class D Common shares, which is estimated using an option pricing model. Compensation cost for service-based units is recognized over the requisite service period on a straight-line basis. For performance related units, expense is recognized when the performance related condition is considered probable.
In connection with the Closing, the Company along with the Board established and approved and assumed the Bridger Aerospace Group Holdings, Inc. 2023 Omnibus Incentive Plan (the “Plan”) which allowed the Company to grant RSUs to certain executives and senior management (the “Participants”) of the Company. Upon satisfying the vesting conditions, each RSU provides the Participants the right to receive one share of Common Stock. The fair value of RSUs is determined based on the number of shares granted and the quoted market price of the Common Stock on the date of grant. Compensation cost for the RSUs is recognized as the performance condition of the Closing of the transaction was met and over the requisite service period based on the graded-vesting method. The Company accounts for forfeitures as they occur. Stock-based compensation is included in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations.
Advertising Expense
Advertising costs are expensed as incurred and are included in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statement of Operations. Advertising expense for the three months ended March 31, 2023 and 2022 was $24 thousand and $51 thousand, respectively.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU
No. 2016-13,
Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The Company adopted this standard on January 1, 2023. The adoption of this standard did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.
In January 2017, the FASB issued ASU
No. 2017-04,
Intangibles-Goodwill and Other (Topic 350): Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. In order to reduce complexity, an entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The Company adopted this standard on January 1, 2023. The adoption of this standard did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021, issued ASU
No. 2021-01,
Reference Rate Reform: Scope. These updates provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective and could be adopted no later than December 31, 2022. In December 2022, the FASB issued ASU
No. 2022-06,
Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact of adopting the new accounting guidance on the Company’s unaudited condensed consolidated financial statements.
Note 3 – Cash Equivalents and Investments in Marketable Securities
The investments in marketable securities are classified as
available-for-sale
debt securities with short-term maturities of less than one year. The fair values, gross unrealized gains and losses of the available-for-sale
securities by type are as follows:

	As of March 31, 2023	As of December 31, 2022

	Carrying Value
Cash equivalents
Commercial paper	$—	$29,890,313
Money market fund	2,025,399	12,640

Total cash equivalents	$2,025,399	$29,902,953

Restricted cash
Money market fund	$9,381,562	$9,284,362

	As of March 31, 2023
	Purchase Price	Unrealized Gains	Unrealized Losses	Fair Value
Investment in marketable securities
Commercial paper	$13,421,156	$276,857	$—	$13,698,013
Corporate bonds and notes	9,924,092	36,043	—	9,960,135
Government securities	6,658,634	5,745	—	6,664,379

Total marketable securities	$30,003,882	$318,645	$—	$30,322,527

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

	As of December 31, 2022
	Purchase Price	Unrealized Gains	Unrealized Losses	Fair Value
Investment in marketable securities
Commercial paper	$32,635,849	$277,674	$—	$32,913,523
Corporate bonds and notes	15,413,122	3,668	—	15,416,790
Government securities	6,658,634	—	(8,791)	6,649,843

Total marketable securities	$54,707,605	$281,342	$(8,791)	$54,980,156

The net unrealized gain included in total other comprehensive (loss) income for the three months ended March 31, 2023 is $319 thousand. The Company did not have investments in marketable securities during the three months ended March 31, 2022.
The proceeds from sales of
available-for-sale
securities and gross realized gains included in earnings from sales of available-for-sale
securities for the three months ended March 31, 2023 are $25,062 thousand and $259 thousand, respectively. The Company determines gains and losses using the first-in
first-out
method. For the three months ended March 31, 2023, $173 thousand has been reclassified out of accumulated other comprehensive income. There have been no impairments measured for the three months ended March 31, 2023 and March 31, 2022, respectively.
Note 4 – Aircraft Support Parts
Aircraft support parts consist of the following:

	As of March 31, 2023	As of December 31, 2022
Repairables and expendables	$434,894	$1,734,292
Other support parts	—	26,978

Total aircraft support parts	$434,894	$1,761,270

Note 5 – Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	As of March 31, 2023	As of December 31, 2022
Prepaid insurance	$1,882,782	$968,721
Prepaid subscriptions	1,090,397	770,724
Other current assets	103,294	95,587

Total prepaid expenses and other current assets	$3,076,473	$1,835,032

Note 6 –Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the
following:

	As of March 31, 2023	As of December 31, 2022

Aircraft	$188,645,160	$160,113,061
Less: accumulated depreciation	(17,794,943)	(16,783,360)

Aircraft, net	170,850,217	143,329,701

Construction-in-progress—Aircraft	—	16,992,010

Buildings	16,522,454	16,519,231
Vehicles and equipment	2,871,841	2,810,560
Construction-in-progress - Buildings	15,219,361	13,780,316
Finance lease right-of-use-asset	130,378	130,378
Licenses	234,682	234,682

Less: accumulated depreciation	(2,406,334)	(1,705,465)

Buildings and equipment, net	32,572,382	31,769,702

Total property, plant and equipment, net	$203,422,599	$192,091,413

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

For

the three months ended March 31, 2023, the Company recorded $1,005 thousand and $719 thousand of depreciation expense in Cost of revenu es
and Selling, general and administrative expense, respectively. For the three months ended March 31, 2022, the Company recorded $1,004 thousand and $255 thousand of depreciation expense in Cost of revenues and Selling, general and administrative expense, respectively.
For the three months ended March 31, 2023 and 2022, the Company recorded a gain on sale of assets of $1
thousand
and a loss on disposals of assets related to the obsolescence of an aging aircraft of

$
781

thousand, respectively, in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2023 and 2022, capitalized interest to equipment from debt financing was $393 thousand and $53 thousand, respectively. Aircraft that is currently being manufactured is considered construction in process and is not depreciated until the aircraft is placed into service. Aircraft that is temporarily not in service is not depreciated until placed into service.
Note 7 – Goodwill and Intangible Assets, Net
The Company’s goodwill originated from the acquisition of MA, LLC in April 2018. The carrying amount of goodwill was $2,458 thousand as of March 31, 2023 and December 31, 2022, respectively. There were no impairment charges recorded for goodwill for the three months ended March 31, 2023 and 2022.
Intangible assets consisted of the following:

		As of March 31, 2023
	Estimated Life (Years)	Gross Carrying amount	Accumulated Amortization	Net Carrying Amount
Licenses	10	$67,623	$(48,867)	$18,756
Internal-use software	3	296,675	(133,648)	163,027

Total intangible assets		$364,298	$(182,515)	$181,783

		As of December 31, 2022
	Estimated Life (Years)	Gross Carrying amount	Accumulated Amortization	Net Carrying Amount
Licenses	10	$67,623	$(47,177)	$20,446
Internal-use software	3	296,675	(108,925)	187,750

Total intangible assets		$364,298	$(156,102)	$208,196

Amortization expense for intangible assets and other noncurrent assets was $26 thousand and $8 thousand for the three months ended March 31, 2023 and 2022, respectively. Amortization expense is included in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

Note 8 – Other Noncurrent Assets
Other noncurrent assets consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Investment in Overwatch	$1,000,000	$1,000,000
Operating lease right-of-use asset	636,355	671,054
Interest rate swap	1,152,383	1,407,135
Prepaid subscriptions	3,919,352	1,246,128
Other assets	31,908	31,908

Total other noncurrent assets	$6,739,998	$4,356,225

Note 9 – Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	As of March 31, 2023	As of December 31, 2022

Accrued salaries, wages, and bonuses	$7,359,232	$6,515,774
Finance right-of-use liability	61,615	68,310
Accrued professional fees	612,111	2,291,469
Embedded derivative of Legacy Bridger Series C Preferred Shares	—	1,039,330
Embedded derivative of Series A Preferred Stock	693,745	—
Warrant liabilities	4,264,000	—
Deferred underwriting fee payable	1,500,000	—
Freestanding derivative on Legacy Bridger Series C Preferred Shares	—	2,186,283
Excess hold fee payable on Series A Preferred Stock	2,236,842	—
Accrued interest expense and other accrued liabilities	2,140,690	6,614,065

Total accrued expenses and other liabilities	18,868,235	18,715,231
Less: Current accrued expenses and other current liabilities	(13,063,960)	(18,669,572)

Total long-term accrued expenses and other noncurrent liabilities	$5,804,275	$45,659

The Company’s bonus pool was accrued throughout the year and was based upon 2022 performance milestones. On August 19, 2022, the Company also granted $10.1 million of discretionary cash bonuses to employees and executives in connection with the issuance of the Legacy Bridger Series C Preferred Shares, issuance of the taxable industrial development revenue bond transaction under the CUSIP of Gallatin County for $160,000 thousand (“2022 Bonds”) and execution of the Transaction Agreements. As of March 31, 2023, $
3,087 thousand of the discretionary cash bonuses remained accrued and unpaid.
Warrant liabilities
The warrant liabilities consist of the following Warrants issued by the Company in connection the Reverse Recapitalization:
Public Warrants
The Company issued Public Warrants to purchase 17,250,000

shares of Common Stock at an exercise price of

$
11.50 per share in exchange for the 17,250,000

JCIC warrants originally issued by JCIC in its initial public offering. The Warrants may only be exercised for a whole number of shares of Common Stock. The exercise price and number of shares of Common Stock issuable upon exercise of the Warrants may also be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger or consolidation. In no event will the Company be required to net cash settle any Warrant.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

The Warrants became exercisable 30
days following the Reverse Recapitalization and will expire January 24, 2028.
Under certain circumstances, the Company may elect to redeem the Public Warrants at a redemption price of
 $0.01

per Public Warrant at any time during the term of the warrant in which the Common Stock trading price has been at least
 $
18.00 per share for 20 trading days within the 30

trading-day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders. If the Company elects to redeem the Public Warrants, it must notify the Public Warrant holders in advance, who would then have at least
30
days from the date of notification to exercise their respective warrants. If the warrant is not exercised within that 30-day period, it will be redeemed pursuant to this provision. The Company may also elect to redeem the outstanding Warrants at a redemption price of
 $0.10
per Warrant at any time during the term of the Warrant in which the Common Stock trading price is between
 $10.00
per share and
 $18.00
per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganization, recapitalizations and the like) for any
 20 trading days within the 30
trading-day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders. In such case, the Warrant holders will be able to exercise their Warrants on a cashless basis prior to the redemption for a number of shares of our Common Stock determined based on the redemption date and the fair market value of the Common Stock.
As of March 31, 2023, the Company had 17,250,000 outstanding
P
ublic
W
arrants to purchase 17,250,000
shares of Common Stock.
The Public Warrants are liability-classified with a balance of $2,760 thousand and a fair value of $0.16 per warrant as of March 31, 2023.
Private Placement Warrants
The Company issued Private Placement Warrants to purchase 9,400,000 shares of Common Stock at an exercise price of $
11.50 per share in exchange for the 9,400,000
 JCIC
w
arrants originally purchased in a private placement by JCIC Sponsor, LLC (“JCIC Sponsor”) contemporaneously with JCIC’s initial public offering. JCIC Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than JCIC Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.
As of March 31, 2023, the Company had 9,400,000 outstanding

Private Placement Warrants
to purchase 9,400,000
 shares of Common Stock.
The Private Placement Warrants are liability-classified with a balance of $1,504 thousand and a fair value of $0.16 per warrant as of March 31, 2023.
Note 10 – Interest Rate Swap and Freestanding Derivative
Interest Rate Swap
The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.
The Company entered an interest rate swap with Rocky Mountain Bank (“RMB”) on March 12, 2020 to reduce risk related to variable-rate debt from the term loan, which was subject to changes in market rates of interest as discussed in
“Note 12
–
Long-Term Debt.”
The interest rate swap is designated as a cash flow hedge. The Company records its corresponding derivative asset on a gross basis in Other noncurrent assets at fair value on the Unaudited Condensed Consolidated Balance Sheets.
Each month, the Company makes interest payments to RMB under its loan agreement based on the current applicable one-month
LIBOR rate plus the contractual LIBOR margin then in effect with respect to the term loan, without reflecting the interest rate swap. At the end of each calendar month, the Company receives or makes payments on the interest rate swap difference, if any, based on the received interest rate set forth in the table below. Interest payments on the Company’s term loan and payments received or made on the interest rate swap are reported net on the Unaudited Condensed Consolidated Statements of Operations as interest expense.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

The Company had the following interest rate swap designated as a cash flow hedge:

As of March 31, 2023
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$10,949,462	$1,152,383	3.887%	1 Month LIBOR + 2.5%

As of December 31, 2022
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$11,110,484	$1,407,135	3.887%	1 Month LIBOR + 2.5%
The Company accounts for the interest rate swap as a cash flow hedge for accounting purposes under US GAAP. The Company reflects the effect of this hedging transaction in the unaudited condensed consolidated financial statements. The unrealized gain is reported in other comprehensive income. If the Company terminates the interest rate swap agreement, the cumulative change in fair value at the date of termination would be reclassified from Accumulated other comprehensive income, which is classified in stockholders’ deficit, into earnings on the Unaudited Condensed Consolidated Statements of Operations. No amounts were reclassified relating to the Company’s designated cash flow hedge during the three months ended March 31, 2023 and during the year ended December 31, 2022.
Freestanding Derivative
On April 9, 2022, JPMorgan Chase Funding Inc. (“JPMCF”) entered into a letter agreement with the Company to receive an excess hold fee of
5% of the aggregate initial stated value of the Legacy Bridger Series C Preferred
S
hares held by JPMCF in excess of $157,894,736.84 as of March 15, 2023. The excess hold fee was considered a freestanding derivative instrument until March 15, 2023 and became a fee payable thereafter. The initial freestanding derivative and subsequent excess hold fee payable were recorded at fair value in Accrued expenses and other current liabilities on the Unaudited Condensed Consolidated Balance Sheets.
As of March 31, 2023, the fair value of the fee payable is $2,237 thousand.
As of December 31, 2022, the fair value of the freestanding derivative on Legacy Bridger Series C Preferred
S
hares was $2,186 thousand. Realized gains and losses arising from changes in fair value of the freestanding derivative are recorded in earnings. For the three months ended March 31, 2023, the Company recorded a realized loss of $51 thousand in interest expense on the Unaudited Condensed Consolidated Statement of Operations.
Note 11—Fair Value Measurements
Long-term debt, net of debt issuance costs
As of March 31, 2023, the Company had $156,524 thousand of fixed rate and $51,164 thousand of variable rate debt outstanding, respectively. The majority of the fixed rate debt was entered into recently, and therefore, based on current market rates. The Company estimated the fair value of the fixed rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. The variable rate debt approximates fair value based on the closing or estimated market prices of similar securities comparable to the Company’s debts as of March 31, 2023 and December 31, 2022. Debt financing activities and loan agreements are further described in
“Note 12 – Long-Term Debt.”
Recurring Fair Value Measurement
Our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair values due to their short-term nature.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

The following tables summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of March 31, 2023
	Level 1	Level 2	Level 3

Assets
Cash	$264,845	$—	$—
Cash equivalents:
Money market fund	2,025,399	—	—

Total Cash and cash equivalents	2,290,224	—	—
Restricted cash:
Money market fund	9,381,562	—	—
Other restricted cash	3,017,163	—	—

Total Restricted cash	12,398,725	—	—
Investments in marketable securities	—	30,322,527	—
Interest rate swap	—	1,152,383	—

Total assets	$14,688,969	$31,474,910	$—

Liabilities
Warrant liabilities – Public Warrants	$2,760,000	$—	$—
Warrant liabilities – Private Placement Warrants	—	1,504,000	—
Excess hold fee payable on Series A Preferred Stock	2,236,842	—	—
Embedded derivative of Series A Preferred Stock	—	—	693,745

Total liabilities	$4,996,842	$1,504,000	$693,745

	As of December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$259,522	$—	$—
Cash equivalents:
Commercial paper	—	29,890,313	—
Money market fund	12,640	—	—

Total Cash and cash equivalents	272,162	29,890,313	—
Restricted cash:
Money market fund	9,284,362	—	—
Other restricted cash	3,012,789	—	—

Total Restricted cash	12,297,151	—	—
Investments in marketable securities	—	54,980,156	—
Interest rate swap	—	1,407,135	—

Total assets	$12,569,313	$86,277,604	$—

Liabilities
Freestanding derivative on Legacy Bridger Series C Preferred Shares	$—	$—	$2,186,283
Embedded derivative of Legacy Bridger Series C Preferred Shares	—	—	1,039,330

Total liabilities	$—	$—	$3,225,613

Interest Rate Swap and Freestanding Derivative
The Company’s derivative financial instruments are measured at fair value on a recurring basis based on quoted market prices or using standard valuation models as described in
“Note 10—Interest Rate Swap and Freestanding Derivative.”

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described in
“Note 2—Summary of Significant Accounting Policies.”
The fair value of the Company’s interest rate swap agreement was determined based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreement. The fair value indicates an estimated amount the Company would be required to receive if the contracts were canceled or transferred to other parties. The Company used a Level 2 valuation methodology to measure this interest rate swap.
The fair value of the freestanding derivative was determined based on the present value of the excess hold fee expected to be owed on March 15, 2023, after taking into account the probability of such excess hold fee being outstanding on the same date. The excess hold fee was considered a freestanding derivative instrument until March 15, 2023 and became a fee payable thereafter, noted above as an excess hold fee payable on Series A Preferred Stock. The Company used a Level 3 valuation methodology to measure this freestanding derivative. As of March 31, 2023 the excess hold fee became a known, fixed payable and therefore is a Level 1 fair value measurement.
Mandatorily Redeemable Legacy Bridger Series B Preferred Shares
The Company’s mandatorily redeemable Legacy Bridger Series B Preferred Shares are measured at fair value based on capital contributions, plus accrued but unpaid interest. The Legacy Bridger Series B Preferred Shares were redeemed during the year ended December 31, 2022 as furthered discussed in
“Note 18 – Mandatorily Redeemable Preferred Stock.”
Embedded derivative of Legacy Bridger Series C Preferred Shares and Series A Preferred Stock
The Company identified a redemption feature of the Legacy Bridger Series C Preferred Shares that required bifurcation from the host instrument as an embedded derivative liability, as discussed in
“Note 17 – Mezzanine Equity.”
The embedded derivative was initially valued and remeasured using a “with-and-without” method. The “with-and-without” methodology involved valuing the entire instrument both with and without the embedded derivative using a discounted cash flow approach. Under this methodology, the difference in the estimated fair value between the instrument with the embedded derivative and the instrument without the embedded derivative represents the estimated fair value of the embedded derivative. This valuation methodology is based on unobservable estimates and judgements, and therefore is classified as a Level 3 fair value measurement. The significant unobservable input used in the estimated fair value measurement of the embedded derivative is the timing for which the Company may be in default of certain financing facilities that would require an increase of
2
%
interest per annum to be accrued by the holders of the Legacy Bridger Series C Preferred Shares. Legacy Bridger Series C Preferred Shares were re-issued
as Series A Preferred Stock as part of the Closing, as further discussed in
“Note 17 – Mezzanine Equity.”
Commercial paper and Investments in marketable securities
The fair values of the commercial paper and
available-for-sale
marketable securities are based on observable market prices, and therefore classified as a Level 2 fair value measurement. Refer to
“Note 3 – Cash Equivalents and Investments in Marketable Securities”
for additional details.
Warrant Liabilities
The Company issued Warrants in connection with the Reverse Recapitalization. The Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value are recorded in earnings through Selling, general and administrative expense on the Consolidated Statement of Operations.
The Public Warrants are publicly traded under the symbol “BAERW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. Therefore, the Public Warrants are classified as Level 1 of the fair value hierarchy.
The Public Warrants are redeemable at any time during the term of the warrant in which the Common Stock share trading price has been at least $
18.00 per share for 20 trading days within the 30
trading-day
period. JCIC Sponsor can redeem both the Private Placement Warrants and the Public Warrants when the stock price is between $10.00 to

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

$18.00. As such, it is economically beneficial for the Company to redeem the Private Placement Warrants any time before the stock price crosses the $18.00 threshold. Therefore, the Warrants have similar economic value, hence Private Placement Warrants are deemed to have the same value as the Public Warrants and are classified Level 2 of the fair value hierarchy. Refer to
“Note 9 – Accrued Expenses and Other Liabilities”
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
As of March 31, 2023 and December 31, 2022, the Company did not have any significant assets or liabilities that were remeasured at fair value on a non-recurring
basis in periods subsequent to initial recognition
Note 12 – Long-Term Debt
Long-term debt consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Permanent loan agreement, dated August 21, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing August 21, 2035	$18,781,286	$18,852,476
Permanent loan agreement, dated October 1, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing October 1, 2035	18,844,246	18,924,229
Term loan agreement dated September 30, 2019, LIBOR + 2.5%, maturing March 15, 2030	10,949,462	11,110,484
Term loan agreement dated February 3, 2020, LIBOR + 2.5%, maturing February 3, 2027	4,231,500	4,371,000
Taxable industrial revenue bonds, dated July 21, 2022, 11.5% interest rates, maturing September 1, 2027	160,000,000	160,000,000
Various term loan agreements, with earliest start at September 9, 2021, 5-5.5% interest rates, latest maturation on November 17, 2027	299,841	317,073

Loans payable	213,106,335	213,575,262
Less: noncurrent debt issuance costs	(4,423,024)	(4,664,552)
Less: current debt issuance costs	(995,365)	(993,157)
Less: current portion of long-term debt, net of debt issuance costs	(2,446,320)	(2,445,595)

Total long-term debt, net of debt issuance costs	$205,241,626	$205,471,958

2020 Loan Agreements
In 2020, the Company entered into two separate credit facilities brokered through Live Oak Bank (“LOB”) and backed by the U.S. Department of Agriculture (“USDA”) for the completed purchase of the Company’s first two Viking Air Limited (“Viking”) Cl415EAF aircraft. The Company issued two
 $19,000 thousand promissory notes to LOB, established as
15-year
maturity, first 2 years interest only payments monthly, then
13-year
term principal plus interest due monthly at the rate of the greater of prime plus 1.5% or 4.75% per annum. The first of these notes was issued on August 21, 2020 and the second was issued October 1, 2020 to BAT1, LLC and BAT2, LLC, respectively. Debt issuance costs for BAT1 and BAT2 were $951 thousand and $877 thousand, respectively. Both of these notes are subject to financial covenants requiring the Company to maintain a debt service coverage ratio (“DSCR”), generally calculated as the ratio of the net cash flow (as defined in the applicable note agreements) to the amount of interest and servicing fees required to be paid over the succeeding 12 months on the principal amount of the note, as applicable, that will be outstanding on the payment date following such date of determination, that exceeds
1.25x at the aircraft or entity level and for the Company’s debt to worth ratio to not exceed 5.00x at the aircraft or entity level.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

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
On July 21, 2022, upon the closing of the 2022 Bonds, the Company redeemed in full the 2021 Bonds, and recorded a loss of $
845 thousand on debt extinguishment in Other (expense) income in the Condensed Consolidated Statements of Operations.
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

2022 Loan Agreements
The Company entered into two various term loan agreements for the purchase of vehicles through First Interstate Bank with the date of April 21, 2022. These loans ranged from $65 thousand to $72 thousand and were at a rate of 4.8% and at a duration of 5 years, with the maturation on May 5, 2027.
On July 21, 2022, the Company closed on the 2022 Bonds, upon which the Company received from aggregate proceeds of $135,000 thousand on July 21, 2022 and $25,000 thousand on August 10, 2022. The proceeds were designated to redeem in full the 2021 Bonds and the Legacy Bridger Series A Preferred Shares, to finance the construction and equipping of the Company’s third and fourth aircraft hangar in Belgrade, Montana and to fund the purchase of additional CL415EAF aircraft. The 2022 Bonds mature on
 September 1, 2027, with an annual interest rate of 11.5% payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2022. Debt issuance costs for the 2022 Bonds were $4,224 thousand.
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
Amortization of debt issuance costs was $239 thousand and $45 thousand for the three months ended March 31, 2023 and March 31 2022, respectively.
Note 13 – Commitments and Contingencies
Legal Matters
The Company is involved in legal proceedings and litigation in the ordinary course of business. Other than routine litigation incidental to the Company’s business, there are no material pending legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.
Commitments
On April 13, 2018, the Company executed an aircraft purchase agreement with Longview Aviation Asset Management, Inc. and Viking for the purchase of six Viking CL415EAF aircraft. For the three months ended March 31, 2023, the Company paid
 $9,098 thousand and received its 6
th
Viking CL415EAF, the remaining aircraft under the aircraft purchase agreement.
Un-invoiced
commitments were $18,196 thousand as of December 31, 2022.
On January 21, 2021, the Company entered
into a
statement of work with Viking to provide a Supplemental Structural Life Management Program (“SSLMP”) Subscription. This program is a 5-year subscription service providing the Company with a structural program for the 6 CL415EAF purchased aircraft to meet contractual inspection requirements from the US Forest Service. The undiscounted cost of the program will be $
3,500 thousand payable through the delivery of the 6
th
aircraft, the first payment of which was due and paid January 2021, and the final payment paid February 2023.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

On March 23, 2022, the Company entered into a statement of work with Sievert Construction, Inc (“Sievert”) for the construction of a hangar at the Bozeman Yellowstone International Airport in Belgrade, Montana. Payments made under the agreement were $359 thousand for the three months ended March 31, 2023.
Un-invoiced
commitments were $2,467 thousand and $3,756 thousand as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, future payments related to the construction of the hangar are as follows:

As of March 31, 2023:	Hangar
Remainder of 2023	$2,467,073
2024	—
2025	—
2026	—
2027	—
Thereafter	—

Total	$2,467,073

Note 14 – Collaborations
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
For the three months ended March 31, 2022, the Company recorded $432 thousand of purchases of imaging systems under the Collaboration Agreement in Property, plant and equipment, net, and did not make any purchases during the three months ended March 31, 2023. For the three months ended March 31, 2023, the Company recorded $11 thousand of engineering services provided by Overwatch under the Collaboration Agreement in Selling, general and administrative expense.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

Note 15 – Stock-Based Compensation
Incentive Units
During the years ended December 31, 2022 and 2021, Legacy Bridger granted Incentive Units to selected board members and executives. Within each grant, 80% of the Incentive Units vest annually over a four year period subject to continued service by the grantee (the “Time-Vesting Incentive Units”), and the remaining 20% of the Incentive Units vest upon a qualifying change of control event (the “Exit-Vesting Incentive Units”). Notwithstanding the above, any unvested Time-Vesting Incentive Units will become vested if a qualifying change of control event occurs prior to the respective award’s four-year service-based vesting period. Upon termination of the board member or executive, the Company has the right, but not the obligation, to repurchase all or any portion of the vested Incentive Units at fair market value.
For the Time-Vesting Incentive Units, compensation cost is recognized over the requisite service period on a straight-line basis. Upon a qualifying change of control event, the unrecognized compensation expense related to the Time-Vesting Incentive Units will be recognized when the change of control event is considered probable. For the Exit-Vesting Incentive Units, expense is recognized when a qualifying change of control event is considered probable, which has not occurred as of March 31, 2023. Forfeitures are accounted for as they occur.
Compensation cost for the Incentive Units is measured at their grant-date fair value.
The fair value of the Incentive Units is derived through an option pricing model
, which incorporates various assumptions. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed equity volatility for comparable companies. The expected time to liquidity event is based on management’s estimate of time to an expected liquidity event. The dividend yield was based on the Company’s expected dividend rate. The risk-free interest rate is based on U.S. Treasury zero-coupon
issues. The weighted-average assumptions the Company used in the option pricing model for 2021 are as follows:

Dividend yield (%)	0
Expected volatility (%)	46.5
Risk-free interest rate (%)	1.26
Term (in years)	5.00
Discount for lack of marketability (%)	30
Incentive Unit activity under the Plan for the period from January 1, 2022 to March 31, 2023 was as follows:

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted average grant date fair value	Number of Awards	Weighted average grant date fair value
Unvested as of January 1, 2022	242,424	$0.15	80,808	$0.11
Granted	—	—	—	—
Vested	80,808	0.11	—	—
Forfeited	—	—	—	—

Unvested as of December 31, 2022	161,616	$0.17	80,808	$0.11
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested as of March 31, 2023	161,616	$0.17	80,808	$0.11

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense related to incentive units of $2 thousand and $3 thousand within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations, respectively. As of March 31, 2023, there was $25 thousand and $9 thousand of unrecognized compensation expense related to the unvested Time-Vesting Incentive Units and Exit-Vesting Incentive Units, respectively. As of December 31, 2022, there was $27 thousand and $9 thousand of unrecognized compensation expense related to the unvested Time-Vesting Incentive Units and Exit-Vesting Incentive Units, respectively.
Restricted Stock Units
In January 2023, in connection with the Closing, the Company and its Board established and approved and assumed the Plan, which allowed the Company to grant RSUs to certain executives and senior management (the “Participants”) of the Company. RSUs are settled in shares of Common Stock as the RSUs become vested. The RSUs accrue dividend equivalents associated with the underlying shares of Common Stock as the Company declares dividends. Dividends will be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest.
On January 24, 2023, the Company granted
6,581,496 RSUs, of which 2,400,354
 RSUs vested immediately upon Closing and will settle on or after January 24, 2024. The fair value of the RSUs that
vested
immediately upon Closing is the closing stock price on the date of grant, subject to a discount for lack of marketability due to the post-vesting restrictions. The remaining
4,181,142 RSUs vest over a period ranging from three to
six years
,

subject to the participant’s continued employment. The fair value of the RSUs that vest over time is the closing stock price on the date of grant. Upon vesting of the award, the Company will issue shares of Common Stock to the award holder.
The following is a summary of RSU activity for the period ended March 31, 2023:

	Restricted Stock Units
	Number of Awards	Weighted average grant date fair value
Unvested as of December 31, 2022	—	$—
Granted	6,581,496	9.76
Forfeited	—	—
Vested	(2,400,354)	9.00

Unvested as of March 31, 2023	4,181,142	$10.19

The total fair value of RSUs vested during the three months ended March 31, 2023 was $21,603 thousand.
For the three months ended March 31, 2023, the Company recorded stock-based compensation expense related to RSUs of $25,597 thousand within Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2023, total compensation cost related to all RSUs not yet recognized was $38,612 thousand, which is expected to be recognized over a weighted-average period of 1.51 years.
Note 16 – Related Party Transactions
For the three months ended March 31, 2023, the Company earned $321,244 in revenues due to labor, maintenance and improvements to an aircraft under the ownership of Mr. Timothy Sheehy, the Chief Executive Officer. As of March 31, 2023, the Company had $321,244 in accounts receivable related to the revenues earned for the three months ended March 31, 2023.
On July 21, 2022, the Company closed on the 2022 Bonds, upon which the Company received from aggregate proceeds of $135,000 thousand on July 21, 2022 and $25,000 thousand on August 10, 2022. In connection with the original issuance, three senior executives of the Company purchased approximately $10,000 thousand of the 2022 Bonds, which purchases were entered into on an arm’s length basis during the public offering for the 2022 Bond, and

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

on the same terms and conditions that were offered to all Bond purchasers. The Company paid $
575
 thousand in interest to these three bond holders during the three months ended March 31, 2023, and incurred approximately $
284

thousand in interest for the three months ended March 31, 2023. Refer to
“Note 12 – Long-Term Debt.”

Note 17 – Mezzanine Equity
Legacy Bridger Series C Preferred Shares
On April 25, 2022, Legacy Bridger authorized and issued
315,789.473684
Legacy Bridger Series C Preferred Shares for aggregate proceeds of
$288,516 thousand, net of issuance costs of $11,484

thousand. The Legacy Bridger Series C Preferred Shares ranked senior to Legacy Bridger’s common shares and ranked subordinate to Legacy Bridger Series A Preferred Shares, which were later redeemed in 2022, with respect to the distribution of assets upon liquidation or certain triggering events. The Legacy Bridger Series C Preferred Shares did not participate in earnings of Legacy Bridger and were non-voting
shares.
Prior to the consummation of the qualified public offering, the Legacy Bridger Series C Preferred
S
hares accrued interest daily at 7% per annum for the first year, 9% per annum for the second year and 11% per annum thereafter and were compounded semi-annually at June 30 th
and December 31
st
of each year. Following the consummation of a qualified public offering, the Legacy Bridger Series C Preferred
S
hares were to accrue interest daily at 7% per annum for the first 6 years, 9% per annum for the seventh year and 11% per annum thereafter, compounded semi-annually. Accrued interest for the Legacy Bridger Series C Preferred
S
hares was $15,344 thousand as of December 31, 2022 recorded to increase the redemption amount in mezzanine equity.
Upon the Closing, Legacy Bridger surrendered and exchanged all
315,789.473684

issued and outstanding Legacy Bridger Series C Preferred Shares into 315,789.473684 shares of Series A Preferred Stock. The Company’s Certificate of Incorporation included provisions of the Legacy Bridger Series C Preferred Shares that were already in effect prior to the consummation of the
Reverse Recapitalization
. As a result of the
Reverse Recapitalization
, the maximum redemption value of the Company’s Series A Preferred Stock changed to approximately
 $
332,659
 thousand and excluded the
50
% multiplier which had historically been included in the maximum redemption value of Legacy Bridger Series C Preferred
S
hares.
The Legacy Bridger Series C Preferred Shares were convertible at the election of the holder into shares of Legacy Bridger’s Class B common stock after the occurrence of certain specified events, including after a qualified public offering, without the payment of additional consideration by the holder into such number of Legacy Bridger Class B common stock as determined by dividing the original issue price, plus accrued interest by a conversion price in effect at the time of conversion. The conversion price of Legacy Bridger Series C Preferred Shares was initially equal to
 $
12.929104.
The applicable conversion price was subject to future adjustments upon the occurrence of a qualified public offering.
The Legacy Bridger Series C Preferred
S
hares were mandatorily redeemable by Legacy Bridger on April 25, 2032 at an amount dependent on whether the redemption occurs prior or following a qualified public offering. If the mandatory redemption occurs prior to the consummation of a qualified public offering, the redemption amount was equal to the stated value, plus the initial issue price multiplied by
50%,
 plus accrued but unpaid interest. If the mandatory redemption occurs following the consummation of a qualified public offering, the redemption amount was equal to the stated value, plus accrued but unpaid interest. The Legacy Bridger Series C Preferred
S
hares were also redeemable upon certain triggering events outside of the control of Legacy Bridger. The redemption events include redemption by the holder after March 29, 2027 and prior to a qualified public offering, or a fundamental change in Legacy Bridger’s voting and governance structure such as the sale of Legacy Bridger or its subsidiaries representing more than
50
% of Legacy Bridger’s voting stock or a similar liquidity event.
Given the conversion feature was considered substantive, the mandatory redemption date was not certain and the optional redemption was upon the occurrence of certain events that are considered not solely within Legacy Bridger’s control, the Legacy Bridger Series C Preferred Shares were classified as mezzanine equity.
The Company identified certain conversion and redemption features that are required to be bifurcated from the host instrument as embedded derivative liabilities. The Legacy Bridger Series C Preferred
S
hares contained a clause which allow
ed
 for an increase of 2% interest per annum to be accrued by the holders of the Legacy Bridger Series C Preferred

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

S
hares in the event of a default under certain financing facilities, including noncompliance with certain financial covenants, during the period from 30 days after the occurrence of such default until such default was cured or remediated. The Company expected to be exposed to the 2% interest rate increase for no more than 2 months. As of December 31, 2022, the fair value of the embedded derivative was $1,039 thousand recorded as a liability in the Condensed Consolidated Balance Sheets and remeasured to fair value at each balance sheet date with changes in fair value recorded within Interest expense in the Condensed Consolidated Statements of Operations.

The Company also entered into a letter agreement with JPMorgan Chase Funding Inc. (“JPMCF”) on April 9, 2022 to pay an excess hold fee of

5% of the aggregate initial stated value of the Legacy Bridger Series C Preferred
S
hares held by JPMCF in excess of $157,894,736.84 as of March 15, 2023. Further details of the freestanding derivative and subsequent excess hold fee payable are described in
“Note 10 – Interest Rate Swap and Freestanding Derivative.”
The Company determined the fair value of the other features requiring bifurcation, both individually and in the aggregate were immaterial at inception and as of December 31, 2022. The fair value of these features will be assessed at each reporting date and will be recognized and remeasured at fair value, if material.
As of December 31, 2022, it was probable that the Legacy Bridger Series C Preferred Shares may become redeemable at either the holder’s option on or after March 29, 2027 and prior to the consummation of a qualified public offering or in the event of a qualified public offering. The Company elected to recognize changes in redemption value immediately, adjusting the Legacy Bridger Series C Preferred Shares to the maximum redemption value at each reporting date. As of December 31, 2022, the Legacy Bridger Series C Preferred Shares were carried at their redemption value of $
489,022

thousand.
Series A Preferred Stock
The Series A Preferred Stock are convertible at the election of the holders into shares of Common Stock, without the payment of additional consideration by the holders into such number of shares of Common Stock as determined by dividing the original issue price, plus accrued interest by a conversion price equal to $11 at the time of conversion.
Shares of Series A Preferred
 Stock are mandatorily redeemable by the Company on April 25, 2032 at a redemption amount that is equal to the stated value, plus accrued but unpaid interest. Accrued interest for the Series A Preferred Stock was $4,274 thousand as of March 31, 2023. Shares of Series
A Preferred Stock are also redeemable upon certain triggering events outside of the control of the Company. The triggering events include redemption by the holder on or after April 25, 2027, or a fundamental change in the Company’s voting and governance structure such as the sale of the Company or its subsidiaries representing more than
50% of the Company’s voting stock or a similar liquidity event.
As of the Closing Date and March 31, 2023, it is probable that the Series A Preferred Stock may become redeemable on April 25, 2032. The Company has elected to recognize changes in redemption value immediately, adjusting the preferred stock to the maximum redemption value at each reporting date. Upon Closing, the Series A Preferred Stock had both a carrying value and redemption value of $332,659 thousand, the 50% multiplier, valued at $156,363 thousand, was removed. As of March 31, 2023, the Series A Preferred Stock had both a carrying value and redemption value of $336,933 thousand. Refer to table below.
As of March 31, 2023 the fair value of the embedded derivative related to the event of default is $694 thousand recorded as a liability on the Unaudited Condensed Consolidated Balance Sheets and remeasured to fair value at each balance sheet date with changes in fair value recorded within Interest expense or income on the Unaudited Condensed Consolidated Statements of Operations.
The Company determined the fair value of the other features requiring bifurcation, both individually and in the aggregate were immaterial at March 31, 2023. The fair value of these features will be assessed at each reporting date and will be recognized and remeasured at fair value, if material.
Additionally, the reduction of the conversion price from $12.9 to $11 triggered a down round conversion feature embedded in the Series A Preferred Stock upon Closing. The Company recognized the value of the effect of a down round feature as a deemed dividend, increasing loss available to common stockholders in the computation of the net loss per share by approximately $
48 million during the three months ended March 31, 2023. As of March 31, 2023, there are 30,264,501 shares of Common Stock issuable upon conversion.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

	Redeemable Series A Preferred Stock
	Shares	Amounts
Issued as of the Closing Date	315,789.473684	$332,658,947
Adjustment to maximum redemption value	—	4,274,440

Balance as of March 31, 2023	315,789.473684	$336,933,387

	Redeemable Legacy Bridger Series C Preferred Shares
	Shares	Amounts
Issuance of Legacy Bridger Series C Preferred S hares	315,789.473684	$288,332,735
Adjustment to maximum redemption value	—	202,688,810

Balance as of December 31, 2022	315,789.473684	$489,021,545
Note 18 – Mandatorily Redeemable Preferred Shares
Legacy Bridger Series B Preferred Shares
Legacy Bridger had
60,000,000
 Legacy Bridger Series B Preferred
S
hares issued and outstanding as of December 31, 2021 at $
1.00
 per share. The Legacy Bridger Series B Preferred
S
hares were non-voting and accrued interest at
17.5
% per annum, compounded quarterly. A mandatory redemption period was required for the Legacy Bridger Series B Preferred
S
hares plus their accrued interest in March of 2022.
The shares were mandatorily redeemable by Legacy Bridger at an amount equal to the capital contribution, plus accrued but unpaid interest on the earlier of certain redemption events or March 31, 2022. The redemption events included the sale of Legacy Bridger or its subsidiaries representing more than
50
% of Legacy Bridger’s voting stock or assets, a qualified IPO or a similar liquidity event. The shares were redeemable at any time at the option of Legacy Bridger at a redemption price equal to face value, plus accrued, but unpaid interest. The shares had preference to the common shares of Legacy Bridger, were non-voting and did not participate in the earnings of Legacy Bridger. These Legacy Bridger Series B Preferred
S
hares accrued interest at
17.5
% annually, compounded quarterly. If not redeemed on or prior to March 31, 2022, the Legacy Bridger Series B Preferred
Shares
would have accrued interest at
21.5% annually, compounded quarterly.
As the Legacy Bridger Series B Preferred
S
hares were mandatorily redeemable at a specified date, the security was classified as a liability on the Unaudited Condensed Consolidated Balance Sheets.
On April 25, 2022, Legacy Bridger used a portion of the proceeds from the issuance of the Legacy Bridger Series C Preferred
S
hares to redeem all
60,000,000

of Legacy Bridger’s outstanding Legacy Bridger Series B Preferred
S
hares for $
69,999 thousand, inclusive of $
9,999
 thousand in accrued interest. There were
no Legacy
Bridger
Series B Preferred
S
hares as of March 31, 2023 and December 31, 2022.
Legacy Bridger Series A Preferred Shares
Legacy Bridger was authorized to issue 10,500,000
shares of Series A-1 and A-2 preferred shares (the “Legacy Bridger Series A-1 and A-2
Preferred Shares”) with a par value of
 $0.001 share for $105,000
thousand. The Legacy Bridger Series
A-1
and
A-2
Preferred Shares ranked senior to Legacy Bridger’s common shares and Legacy Bridger Series C Preferred Shares with respect to distribution of assets upon liquidation or certain triggering events, but did not participate in earnings of Legacy Bridger. The Legacy Bridger Series
A-1
and
A-2
Preferred Shares were voting and
non-voting
shares, respectively.
On April 25, 2022, Legacy Bridger used the proceeds from the issuance of the Legacy Bridger Series C Preferred
S
hares to redeem
4,444,444 shares
of the Legacy Bridger Series
A-1
and
A-2
Preferred
S
hares for $100,000 thousand. The loss on redemption of $34,622 thousand was reflected as a reduction to Accumulated deficit on the Unaudited Condensed Consolidated Balance Sheets.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

On April 25, 2022, Legacy Bridger and its investors included a new mandatory redemption provision requiring the Legacy Bridger Series
A-1
and Series
A-2
Preferred Shares to be redeemed on April 25, 2032. Due to the mandatory redemption provision, the Legacy Bridger Series
A-1
and
A-2
Preferred Shares have been reclassified from mezzanine equity to liability. Legacy Bridger elected the fair value option to measure the modification of the Legacy Bridger Series
A-1
and
A-2
Preferred Shares, recording a value of
$
132,331

thousand at modification. The modification of the Legacy Bridger Series
A-1
and
A-2
Preferred Shares have been accounted for as an extinguishment, with the change in fair value of $45,609 thousand recorded to Accumulated deficit on the Unaudited Condensed Consolidated Balance Sheets with no gain or loss recorded to net loss. The loss on extinguishment has been included in net loss attributable to common shareholders used to calculate net loss per share.
The Legacy Bridger Series A-1 and A-2 Preferred Shares accrued interest on a liquidation preference defined as the combined capital contributions plus accrued preferred interest amounts at a rate of

12
% per annum.
The Legacy Bridger Series
A-1
and
A-2
Preferred Shares were redeemable upon certain triggering events outside of the control of Legacy Bridger in the event of board expansion and deemed liquidation. Failure to pay the Legacy Bridger Series A-1 and A-2 Preferred Shares interest amount on a timely basis would trigger a board expansion event that provided the holders of the Legacy Bridger Series A-1 and A-2 Preferred Shares the option to obtain control of

Legacy Bridger’s board of directors and initiate a triggering event. The triggering events included the sale of Legacy Bridger or its subsidiaries representing more than

50
%
of Legacy Bridger’s voting stock or assets, a qualified IPO or a similar liquidity event. The Legacy Bridger Series
A-1
and
A-2
Preferred Shares were redeemable at any time at the option of Legacy Bridger at a redemption price equal to the greater of the product of the investment amount multiplied by

2.25

plus any indemnification amounts or aggregate liquidation preference.
Legacy Bridger identified certain redemption features that would be required to be considered for bifurcation. Legacy Bridger elected the fair value option and as such, valued the host preferred shares and embedded features as one instrument.
On July 21, 2022 and August 10, 2022, Legacy Bridger used the proceeds from the 2022 Bonds plus cash on hand to redeem in full the remaining
6,055,556

shares of the Legacy Bridger Series A-1 and A-2 Preferred Shares for aggregate proceeds of

$136,250
thousand. The fair values of the Legacy Bridger Series
A-1
and
A-2
Preferred Shares were increased by
$3,919 thousand from interest accrued since the modification on April 25, 2022 and no gain or loss were recorded to net loss upon extinguishment. There were no Legacy Bridger Series A Preferred
S
hares outstanding as of March 31, 2023 and December 31, 2022.
Note 19 – Income Taxes
As a result of the Reverse Recapitalization, the Company became the successor of Legacy Bridger, as discussed in
“Note 1 – Organization and Basis of Presentation
,
”
which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Legacy Bridger’s net income or loss is allocated among the members in accordance with the Company’s operating agreement, and federal income taxes are not payable or provided for by Legacy Bridger. Members are taxed individually on their pro rata ownership share of Legacy Bridger’s earnings. Subsequent to the Reverse Recapitalization, the Company became the successor of Legacy Bridger. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to net taxable income or loss and any related tax credits of the Company.
The effective tax rate was 0% for three months ended March 31, 2023. The tax rate differs from the federal statutory rate as a result of the full valuation allowance recognized against the Company’s deferred tax assets.
As a result of the Reverse Recapitalization, the Company recognized a deferred tax asset (“DTA”) to account for the difference between the Company’s book and tax basis in its investment in Legacy Bridger. Tax basis exceeds book basis largely because of the tax basis step-up
created in various business and equity transactions prior to the Reverse Recapitalization. The Company expects to generate more deferred tax assets related to the issuance of stock-based compensation discussed in
“Note 15 – Stock-Based Compensation”
and federal net operating losses.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine that it is more likely than not that the deferred tax assets will not be realized as the Company does not expect to generate sufficient taxable income in the near term.
The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.
Note 20 – Net Income (Loss) Per Share
Basic and diluted net income (loss) per share of Common Stock is calculated in accordance with ASC 260,
Earnings per share.
Net income (loss) per Common Stock – basic is calculated by dividing net income (loss) attributable to Common Stockholders by the weighted-average shares of Common Stock outstanding.
Net income (loss) per Common Stock – diluted is based on the average number of shares of Common Stock used for the basic earnings per share calculation, adjusted for the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted
method, as applicable. Net income (loss) attributable to Common Stockholders – diluted is adjusted for the impact of changes in the fair value of the Public Warrants and Private Placement Warrants, to the extent they are dilutive.
Earnings per share calculations for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization. Subsequent to the Closing, net income (loss) per share is calculated based on the weighted average number of Common Stock outstanding.
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share:

	For the three months ended, March 31
(in USD, except share data)	2023	2022
Numerator—basic and diluted
Net loss	$(44,684,938)	$(14,873,009)
Series A Preferred Stock—adjustment for deemed dividend upon Closing	(48,300,000)	—
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—	(4,339,767)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	156,362,597
Series A Preferred Stock—adjustment to maximum redemptions value	(4,274,439)	—

Net income (loss) attributable to Common Stockholders – basic and diluted	$59,103,220	$(19,212,776)

Denominator—basic
Weighted average Common Stock outstanding—Legacy Bridger shareholders	38,848,420	38,770,646
Weighted average Common Stock outstanding—Public shareholders	1,551,688	—
Weighted average Common Stock outstanding—Sponsor and independent directors of JCIC	1,301,430	—
Weighted average vested restricted stock units outstanding	1,786,930	—

Weighted average Common Stock outstanding—basic	43,488,468	38,770,646

Denominator—diluted
Weighted average Common Stock outstanding—basic	43,488,468	38,770,646

Weighted average effect of dilutive securities:
Series A Preferred Stock	30,624,501	—
Unvested Legacy Bridger Incentive Units	237,283	—
Sponsor Earnout Shares	636,500	—

Weighted average Common Stock outstanding—diluted	74,986,752	38,770,646

Basic and diluted net income (loss) per share
Basic net income (loss) per Common Stock	$1.36	$(0.50)

Diluted net income (loss) per Common Stock	$0.79	$(0.50)

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

The

following table summarizes the potentially dilutive common shares that were excluded from diluted net loss per share computations because the effect would have been anti-dilutive (in thousands):

	For the three months ended, March 31
	2023	2022
Shares excluded from diluted net income (loss) per share
Unvested Restricted Stock Units	4,181,142	—
Public Warrants	17,250,000	—
Private Placement Warrants	9,400,000	—
Unvested Legacy Bridger Incentive Units	—	323,232
Note 21 – Stockholders’ Deficit
For periods prior to the Closing, Legacy Bridger had Class A, Class B, Class C and Class D Common shares. As described in
“Note 1—Organization and Basis of Presentation,”
on January 24, 2023, we consummated the Reverse Recapitalization between Jack Creek Investment Corporation and Legacy Bridger. Subsequent to the Closing, the Company’s Common Stock is the only authorized and issued class of common stock.
Legacy Bridger Common Shares
Legacy Bridger had 30,000,000
Class A Common Shares issued and outstanding as of December 31, 2022. The holders of these shares were entitled to
one vote for
each share held of record on all matters submitted to a vote of our shareholders. These Class A Common Shares were issued to ElementCompany, LLC.
Legacy Bridger had
9,756,130

Class B Common Shares issued and outstanding as of December 31, 2022 and 2021. The holders of these shares were entitled to one vote
 for each share held of record on all matters submitted to a vote of our shareholders.
Legacy Bridger had 243,871

Class C Common Shares issued and outstanding as of December 31, 2022. Legacy Bridger also had
606,061
shares of Class D Common Shares issued and outstanding as of December 31, 2022. The Class C and Class D shares were non-voting shares.
The voting power of Legacy Bridger followed the structure of the elected Board members with 3 designees from the holders of Class
 A Common Shares and 2 designees from the holders of Class B Common Shares. This was planned to remain in place while the holders of Class B Common Shares in aggregate held at least
10%

of the common shares outstanding and prior to any initial public offering, at which point voting power would change, based on the relevant shares outstanding.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

Bridger Common Stock
In connection with the
Reverse Recapitalization
, the Company issued

43,769,290

shares of Common Stock, of which

39,081,744

shares were issued to Legacy Bridger Common shareholders,
2,084,357
 shares were issued to the public shareholders of JCIC and
2,603,189

shares were issued to JCIC Sponsor and independent directors of JCIC upon Closing. Of the shares issued to Legacy Bridger Common shareholders and JCIC Sponsor,
233,323 and 855,000 shares are subject to continuing vesting conditions, respectively.
Holders of Common Stock are entitled to full economic rights, including the right to receive dividends when and if declared by the Board, subject to any statutory or contractual restrictions of the payment of dividends and any restrictions on the payment of dividends imposed by the vesting conditions of the unvested Common Stock.
Each holder of

Common Stock is entitled to
one vote
 for each Common Stock held.
Note 22 – Revision of Previously Issued Financial Statements
The Company identified an immaterial error in its previously issued annual and interim financial statements. The error relates to accounting for the freestanding derivative instrument further described in the
“Note 10 – Interest Rate Swap and Freestanding Derivative,”
affecting annual financial statements as of and for the year ended December 31, 2022 and interim financial statements as of and for the six months ended June 30, 2022 and as of and for the nine months ended September 30, 2022. The impact of the error to prior periods’ financial statements were determined to be quantitatively and qualitatively immaterial. In order to improve the consistency and comparability of the financial statements, the Company has revised its previously issued annual and interim financial statements to correct the error.
The below tables present line items for prior period impacted financial statements that have been affected by the following error, referred to as the “Revision”:

(i)	an error in the accounting for a freestanding instrument which requires separate accounting under ASC 815, Derivatives and Hedging related to Legacy Bridger Series C Preferred Shares’ features.

	As of December 31, 2022
	As Previously Reported	Impact of Revision	As Revised
Balance Sheets:
Total assets	$305,978,901	$—	$305,978,901
Accrued expenses and other current liabilities	16,483,289	2,186,283	18,669,572
Total current liabilities	22,120,721	2,186,283	24,307,004
Total liabilities	228,393,011	2,186,283	230,579,294
Legacy Bridger Series C Preferred Shares	489,021,545	—	489,021,545
Accumulated deficit	(413,118,060)	(2,186,283)	(415,304,343)
Total members’ deficit	(411,435,655)	(2,186,283)	(413,621,938)
Total liabilities, mezzanine equity and members’ deficit	$305,978,901	$—	$305,978,901

	For the year ended December 31, 2022
	As Previously Reported	Impact of Revision	As Revised
Statements of Operations:
Interest expense	$(20,017,177)	$(2,709)	$(20,019,886)
Net loss	$(42,121,959)	$(2,709)	$(42,124,668)
Legacy Bridger Series C Preferred Shares adjustment for maximum redemption value	(200,505,236)	(2,183,574)	(202,688,810)
Net loss attributable to common shareholders	$(328,290,531)	$(2,186,283)	$(330,476,814)
Net loss per share attributable to common shareholders – basic and diluted	$(8.15)	$(0.05)	$(8.20)

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

	For the year ended December 31, 2022
	As Previously Reported	Impact of Revision	As Revised
Statements of Members’ Equity:
Legacy Bridger Series C Preferred Shares adjustment for maximum redemption value	$(200,505,236)	$(2,183,574)	$(202,688,810)
Net loss	(42,121,959)	(2,709)	(42,124,668)
Accumulated deficit	(413,118,060)	(2,186,283)	(415,304,343)
Accumulated other comprehensive income	1,678,497	—	1,678,497
Total members’ deficit	$(411,435,655)	$(2,186,283)	$(413,621,938)

	For the year ended December 31, 2022
	As Previously Reported	Impact of Revision	As Revised
Statements of Cash Flows:
Cash Flows from Operating Activities:
Net loss	$(42,121,959)	$(2,709)	$(42,124,668)
Change in fair value of freestanding derivative	—	2,709	2,709
Net cash used in operating activities	(9,917,608)	—	(9,917,608)
Net change in cash, cash equivalents, and restricted cash	25,198,494	—	25,198,494
Cash, cash equivalents and restricted cash and cash equivalents – end of period	$42,459,626	$—	$42,459,626
Cash and cash equivalents – end of period	$30,162,475	$—	$30,162,475

	As of September 30, 2022
	As Previously Reported	Impact of Revision	As Revised
Balance Sheets:
Total assets	$320,554,139	$—	$320,554,139
Accrued expenses and other current liabilities	12,355,584	2,124,265	14,479,849
Total current liabilities	19,472,020	2,124,265	21,596,285
Total liabilities	$226,008,817	$2,124,265	$228,133,082
Series C Preferred shares	483,385,214	—	483,385,214
Accumulated deficit	(390,307,424)	(2,124,265)	(392,431,689)
Total members’ deficit	(388,839,892)	(2,124,265)	(391,036,037)
Total liabilities, mezzanine equity and members’ deficit	$320,554,139	$—	$320,554,139

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

	For the nine months ended September 30, 2022
	As Previously Reported	Impact of Revision	As Revised
Statements of Operations:
Interest expense	$(13,052,438)	$59,309	$(12,993,129)
Net loss	$(25,117,707)	$59,309	$(25,058,398)
Legacy Bridger Series C Preferred Shares adjustment for maximum redemption value	(194,700,545)	(2,183,574)	(196,884,119)
Net loss attributable to common shareholders	$(305,481,588)	$(2,124,265)	$(307,605,853)
Net loss per share attributable to common shareholders – basic and diluted	$(7.58)	$(0.06)	$(7.64)

	For the nine months ended September 30, 2022
	As Previously Reported	Impact of Revision	As Revised
Statements of Members’ Equity:
Legacy Bridger Series C Preferred Shares adjustment for maximum redemption value	$(194,700,545)	$(2,183,574)	$(196,884,119)
Net loss	(25,117,707)	59,309	(25,058,398)
Accumulated deficit	(390,307,424)	(2,124,265)	(392,431,689)
Total members’ deficit	$(388,839,892)	$(2,124,265)	$(390,964,157)

	For the nine months ended September 30, 2022
	As Previously Reported	Impact of Revision	As Revised
Statements of Cash Flows:
Cash Flows from Operating Activities:
Net loss	$(25,117,707)	$59,309	$(25,058,398)
Change in fair value of freestanding derivative	—	(59,309)	(59,309)
Net cash used in by operating activities	(7,930,502)	—	(7,930,502)

Net change in cash, cash equivalents, and restricted cash	89,107,304	—	89,107,304
Cash, cash equivalents and restricted cash and cash equivalents – end of period	$106,368,436	$—	$106,368,436
Cash and cash equivalents – end of period	$94,143,466	$—	$94,143,466

	As of June 30, 2022
	As Previously Reported	Impact of Revision	As Revised
Balance Sheets:
Total assets	$309,603,293	$—	$309,603,293
Accrued expenses and other current liabilities	10,359,417	2,183,574	12,542,991
Total current liabilities	32,207,636	2,183,574	34,391,210
Total liabilities	209,837,425	2,183,574	212,020,999
Series C Preferred shares	477,741,883	—	475,558,309
Accumulated deficit	(378,984,493)	(2,183,574)	(381,168,067)
Total members’ deficit	(377,976,015)	(2,183,574)	(380,159,589)
Total liabilities, mezzanine equity and members’ deficit	$309,603,293	$—	$309,603,293

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

	For the six months ended June 30, 2022
	As Previously Reported	Impact of Revision	As Revised
Statements of Operations:
Net loss	$(19,435,884)	$—	$(19,435,884)
Legacy Bridger Series C Preferred Shares adjustment for maximum redemption value	(189,057,208)	(2,183,574)	(191,240,782)
Net loss attributable to common shareholders	$(294,156,428)	$(2,183,574)	$(296,340,002)
Net loss per share attributable to common shareholders – basic and diluted	$(7.30)	$(0.06)	$(7.36)

	For the six months ended June 30, 2022
	As Previously Reported	Impact of Revision	As Revised
Statements of Members’ Equity:
Legacy Bridger Series C Preferred Shares adjustment for maximum redemption value	$(189,057,208)	$(2,183,574)	$(191,240,782)
Net loss	(19,435,884)	—	(19,435,884)
Accumulated deficit	(378,984,493)	(2,183,574)	(381,168,067)
Accumulated other comprehensive income	1,008,478	—	1,008,478
Total members’ deficit	$(377,976,015)	$(2,183,574)	$(380,159,589)
Note 23 – Subsequent Events
The Company evaluated its activities through the date of the filing of the Unaudited Condensed Consolidated Financial Statements.
On April 7, 2023, the Company sold one of its five Twin Commander surveillance platforms for $0.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help you understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read together with our unaudited condensed consolidated financial statements as of March 31, 2023 and December 31, 2022, for the three months ended March 31, 2023 and 2022, and the related notes thereto, that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and analysis should also be read together with the historical audited annual consolidated financial statements as of and for the years ended December 31, 2022 and 2021, included in the Annual Report on Form 10-K (the “Annual Report”). This discussion and analysis contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this section to “Bridger,” the “Company,” “we,” “us,” “our,” and other similar terms refer to the business of the Company’s predecessor, Bridger Aerospace Group Holdings, LLC and its subsidiaries (collectively, “Legacy Bridger”) prior to the consummation of the Reverse Recapitalization, and the Company and its subsidiaries following the consummation of the business combination with Jack Creek Investment Corp. (“JCIC”) that occurred on January 24, 2023 (the “Reverse Recapitalization”).

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

Our portfolio is organized across two core offerings:

•	Fire Suppression: Consists of deploying specialized aircraft to drop large amounts of water quickly and directly on wildfires.

•

Aerial Surveillance: Consists of providing aerial surveillance for fire suppression aircraft over an incident and providing tactical coordination with the incident commander. Aerial surveillance uses both manned aircraft and unmanned aircraft.

We manage our operations as a single segment for purposes of assessing performance, making operating decisions and allocating resources.

We have made and will continue to make significant investments in capital expenditures to build and expand our aerial forest fire management technologies. We expect that our existing cash and cash equivalents provided by equity and debt financing will be sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report.

The Reverse Recapitalization

On January 24, 2023, we consummated the Reverse Recapitalization. As a result of the Reverse Recapitalization, Legacy Bridger and JCIC each became wholly-owned subsidiaries of the Company, and the JCIC shareholders and the equityholders of Legacy Bridger converted their equity ownership in JCIC and Legacy Bridger, respectively, into equity ownership in the Company. Legacy Bridger has been determined to be the accounting acquirer with respect to the Reverse Recapitalization, which will be accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP.

Upon consummation of the Reverse Recapitalization, the most significant change in Legacy Bridger’s future reported financial position and results of operations was a gross decrease in cash and cash equivalents (as compared to Legacy Bridger’s balance sheet at December 31, 2022), of approximately $17.0 million. Total direct and incremental transaction costs of Bridger, JCIC and Legacy Bridger paid at the closing of the Reverse Recapitalization on January 24, 2023 (the “Closing”) were approximately $16.6 million and will be treated as a reduction of the cash proceeds and deducted from our additional paid-in capital.

Public Company Costs

We have become the successor to a company registered with the Securities and Exchange Commission (“SEC”) and listed on the Nasdaq Global Market, which has required, and in the future may require, us to hire additional staff and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources and fees.

Key Factors Affecting Our Results of Operations

We are exposed to certain risks inherent to an aerial firefighting business. These risks are further described in the section entitled “Risk Factors” in the Annual Report.

Seasonality Due to the North American Fire Season

Our operating results are impacted by seasonality. Climate conditions and other factors that may influence the revenues of our services may vary each season and year. Historically, the demand for our services has been higher in the second and third quarters of each fiscal year due to the timing and duration of the North American fire season. Consequently, revenues, expenses, and operating cash flows from our services are generated mostly in the second and third quarters of our fiscal year. However, the seasonal fluctuations in the need to fight wildfires based upon location and the varying intensity of the fire season have and may continue to lead our operating results to fluctuate significantly from quarter to quarter and year to year.

Weather Conditions and Climate Trends

Our business is highly dependent on the needs of government agencies to surveil and suppress fires. As such, our financial condition and results of operations are significantly affected by the weather, as well as environmental and other factors affecting climate change, which impact the number and severity of fires in any given period. The intensity and duration of the North American fire season is affected by multiple factors, some of which, according to a 2016 article by Climate Central, a nonprofit climate science news organization, are weather patterns including warmer springs and longer summers, lower levels of mountaintop snowpack which lead to drier soils and vegetation and frequency of lightning strikes. Based on the climate change indicators published by the Environmental Protection Agency (“EPA”), these factors have shown year over year increases linked to the effects of climate change and the overall trend in increased temperatures. We believe that rising global temperatures have been, and in the future are expected to be, one factor contributing to increasing rates and severity of wildfires. Historically, sales of our services have been higher in the summer season of each fiscal year due to weather patterns which are generally correlated to a higher prevalence of wildfires in North America. Larger wildfires and longer seasons are expected to continue as droughts increase in frequency and duration, according to a 2022 article by the EPA.

Limited Supply of Specialized Aircraft and Replacement and Maintenance Parts

Our results of operations are dependent on sufficient availability of aircraft, raw materials and supplied components provided by a limited number of suppliers. Our reliance on limited suppliers exposes us to volatility in the prices and availability of these materials, which may lead to increased costs and delays in operations.

In March 2020, the World Health Organization declared a global pandemic related to the outbreak of a respiratory illness caused by COVID-19. Due to the COVID-19 pandemic, in 2020, 2021 and 2022 we experienced delays on the delivery of aircraft. Should such conditions become protracted or worsen or should longer-term budgets or priorities of our clients be impacted, the COVID-19 pandemic could negatively affect our financial condition and results of operations. Given the dynamic nature of the COVID-19 pandemic and its global consequences, the ultimate impact on our operations, cash flows and financial condition cannot be reasonably estimated at this time. The outbreak of COVID-19 may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” included in our Annual Report, such as those related to the market for our securities and cross-border transactions.

Economic and Market Factors

Our operations, supply chain, partners, and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our financial condition and results of operations include the following: the impact on us of significant operational challenges by third parties on which we rely; inflationary pressures; short- and long-term weather patterns; potential labor and supply chain shortages affecting us and our partners; volatile fuel prices; aircraft delivery delays; and changes in general economic conditions in the markets in which we operate.

Historically, our results of operations have not been materially impacted by other factors, other than the COVID-19 global pandemic. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition and future results of operations, which are dependent on future developments. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends. For instance, the impact of the COVID-19 pandemic directly affected the delivery of our aircraft and the support related to their deployment while on contract. Deployment of two Viking Air CL-415EAF aircraft (“Super Scoopers”) was delayed in 2020 as a result of the Federal Aviation Administration’s transition to a work-from-home environment and a reduction in its ability to process carding and registration matters; two other Super Scoopers were delayed in 2021 as a result of modified manufacturing procedures at the OEM in response to COVID-19 that increased production time, which we understood was compounded by the OEM’s delays in receiving certain parts and components; and prior production delays pushed completion and delivery of another two Super Scoopers later in 2022 and early 2023 than we had previously anticipated receiving them. However, we believe that our long-term outlook remains positive due to the increasing demand for our services and our ability to meet those demands consistently, despite adverse market factors. We believe that this expected long-term increase in demand will offset increased costs and that the operational challenges we may experience in the near term can be managed in a manner that will allow us to support increased demand, though we cannot provide any assurances.

Key Components of Our Results of Operations

Revenues

Our primary source of revenues is from providing services, which are disaggregated into fire suppression, aerial surveillance and other services. Revenues and growth for our fire suppression and aerial surveillance services are driven by climate trends, specifically the intensity and timing of the North American fire season. Other services primarily consist of extraneous fulfillment of contractual services such as extended availability and mobilizations. Other services also include maintenance services performed externally for third parties.

We charge daily and hourly rates depending upon the type of firefighting service rendered and under which contract the services are performed. The recognition of revenues for our services are primarily split into flight, standby and other revenues. Flight revenue is primarily earned at an hourly rate when the engines of the aircraft are cycled, upon request of the customer. Standby revenue is primarily earned as a daily rate when aircraft are available for use at a fire base, awaiting request from the customer for flight deployment. Other revenue consists of additional contractual items that can be charged to the customer, such as leasing revenues for facilities, as well as maintenance and repair on externally owned aircraft.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses include all costs that are not directly related to satisfaction of customer contracts. Selling, general and administrative expenses include costs for our administrative functions, such as finance, legal, human resources, and IT support, and business development costs that include contract procurement, public relations and business opportunity advancement. These functions include costs for items such as salaries, benefits, stock-based compensation and other personnel-related costs, maintenance and supplies, professional fees for external legal, accounting, and other consulting services, insurance, intangible asset amortization and depreciation expense. Selling, general and administrative expenses also contain any gain or loss on the disposal of fixed assets.

Interest Expense

Interest expense consists of interest expense related to our loan agreements, the Series B preferred shares of Legacy Bridger (the “Legacy Bridger Series B Preferred Shares”), which were fully redeemed prior to Closing, the Gallatin municipal bond issuances by Legacy Bridger totaling $160,000,000 of gross proceeds that closed in July and August 2022 (the “Series 2022 Bonds”), the Series C preferred shares of Legacy Bridger (the “Legacy Bridger Series C Preferred Shares”) for the changes in fair values of the embedded derivative and the freestanding derivative, and interest rate swaps agreements. Interest expense also includes amortization of debt issuance costs associated with our loan agreements. Refer to discussion of our loan commitments further below under the section of this Quarterly Report entitled “ —Liquidity and Capital Resources—Indebtedness.”

Other Income

Other income consists of interest income and realized gains on available-for-sale debt securities. This also includes the reimbursement from an insurance claim against a damaged asset.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

The following table sets forth our unaudited condensed consolidated statement of operations information for the three months ended March 31, 2023 and 2022 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report.

(All amounts in U.S. dollars)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$365,373	$69,292	$296,081	427%
Cost of revenues:
Flight operations	3,733,261	3,665,352	67,909	2%
Maintenance	3,515,451	2,861,987	653,464	23%

Total cost of revenues	7,248,712	6,527,339	721,373	11%

Gross loss	(6,883,339)	(6,458,047)	(425,292)	7%
Selling, general and administrative expense	33,228,491	4,841,259	28,387,232	586%

Operating loss	(40,111,830)	(11,299,306)	(28,812,524)	255%

Interest expense	(5,664,545)	(3,714,546)	(1,949,999)	52%
Other income	1,091,437	140,843	950,594	675%

Net loss	$(44,684,938)	$(14,873,009)	$(29,811,929)	200%

(All amounts in U.S. dollars)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Series A Preferred Stock – adjustment for deemed dividend upon Closing	$(48,300,000)	$—
Series A Preferred Stock – adjustment to eliminate 50% multiplier	$156,362,597	$—

Series A Preferred Stock – adjustment to maximum redemption value	$(4,274,439)	$—
Legacy Bridger Series A Preferred Shares – adjustment for redemption, extinguishment and accrued interest	$—	$(4,339,767)
Net income (loss) attributable to Common Stockholders – basic and diluted	$59,103,220	$(19,212,776)

Net income (loss) per Common Stock—basic	$1.36	$(0.50)

Net income (loss) per Common Stock—diluted	$0.79	$(0.50)

Revenues

Revenues increased by $0.3 million, or 427%, to $0.4 million for the three months ended March 31, 2023, from $0.1 million for the three months ended March 31, 2022. The increase was primarily due to labor, maintenance and improvements to an aircraft under the ownership of a related party. Refer to “Note 16 – Related Party Transactions” of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details. Revenues for the three months ended March 31, 2023 and 2022 were impacted by the seasonality inherent in our business as the North American wildfire season historically occurs during the second and third quarters of the fiscal year.

Cost of Revenues

Cost of revenues increased by $0.7 million, or 11%, to $7.2 million for the three months ended March 31, 2023, from $6.5 million for the three months ended March 31, 2022 due to the following drivers:

Flight Operations

Flight operations expenses increased by $0.1 million, or 2%, to $3.7 million for the three months ended March 31, 2023, from $3.7 million for the three months ended March 31, 2022. The increase was primarily attributable to higher personnel expenses of $0.2 million required for the two additional Super Scooper aircraft placed into service in September 2022 and February 2023, respectively. The increase was partially offset by a decrease in depreciation expense of $0.1 million due to a decrease in flight hours.

Maintenance

Maintenance expenses increased by $0.7 million, or 23%, to $3.5 million for the three months ended March 31, 2023, from $2.9 million for the three months ended March 31, 2022. The increase was primarily driven by higher subscriptions, licenses, and fees of $0.3 million, depreciation expense of $0.2 million, personnel expenses of $0.1 million, and aircraft maintenance of $0.1 million required for the two additional Super Scooper aircraft placed into service in September 2022 and February 2023, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $28.4 million, or 586%, to $33.2 million for the three months ended March 31, 2023, from $4.8 million for the three months ended March 31, 2022. The increase included planned operating selling, general and administrative expenses of $6.0 million, $3.2 million of professional service fees primarily associated with becoming a public company and $24.0 million of non-cash stock-based compensation expense for the restricted stock units (“RSUs”) issued to executives and senior management of Bridger in connection with the Reverse Recapitalization, which closed in January 2023. Refer to “Note 15 – Stock-Based Compensation” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details. The operating selling, general and administrative expenses of $6.0 million increased $1.2 million from $4.8 million for the three months ended March 31, 2022. This increase was driven by both higher insurance costs and higher operating costs primarily associated with the recent addition of the two latest Super Scoopers.

Interest Expense

Interest expense increased by $2.0 million, or 52%, to $5.7 million for the three months ended March 31, 2023, from $3.7 million for the three months ended March 31, 2022. The increase was primarily driven by the additional interest expense for the Series 2022 Bonds of $4.5 million, decrease in interest expense for the Series A-1 and Series A-2 preferred shares of Legacy Bridger (together, the “Legacy Bridger Series A Preferred Shares”) of $2.9 million and increase in interest expense for the two loan agreements in connection with the two separate credit facilities brokered through Live Oak Bank and backed by the U.S. Department of Agriculture for the completed purchase of the Company’s first two Super Scooper aircraft of $0.4 million. Refer to discussion of our loan commitments further below under the section of this Quarterly Report entitled “Liquidity and Capital Resources—Indebtedness.”

Other Income

Other income increased by $1.0 million, or 675%, to $1.1 million for the three months ended March 31, 2023, from $0.1 million for the three months ended March 31, 2022. The increase was primarily driven by interest income for the embedded derivative of Legacy Bridger Series C Preferred Shares of $0.8 million. Refer to “Note 17 – Mezzanine Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details. The increase was partially driven by realized gains from available-for-sale securities of $0.2 million. Refer to “Note 3 – Cash Equivalents and Investments in Marketable Securities” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.

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

Each of the profitability measures described below are not recognized under GAAP and do not purport to be an alternative to net income or loss determined in accordance with GAAP as a measure of our performance. Such measures have limitations as analytical tools and should not be considered in isolation or as substitutes for our results as reported under GAAP. EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used only in conjunction with our GAAP profit or loss for the period. Our management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.

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

Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted EBITDA gains and losses on disposals of assets, legal fees and offering costs related to financing and other transactions, which include costs that are required to be expensed in accordance with GAAP. In addition, we exclude from Adjusted EBITDA non-cash stock-based compensation and business development expenses. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Net loss	$(44,684,938)	$(14,873,009)	$(29,811,929)	200%
Depreciation and amortization	1,751,045	1,266,922	484,123	38%
Interest expense	5,664,545	3,714,546	1,949,999	52%

EBITDA	(37,269,348)	(9,891,541)	(27,377,807)	277%

(Gain) loss on disposals(i)	(1,459)	781,492	(782,951)	(100)%
Legal fees(ii)	—	27,808	(27,808)	(100)%
Offering costs(iii)	2,083,120	—	2,083,120	NM
Stock-based compensation(iv)	23,998,016	—	23,998,016	NM
Business development & integration expenses(v)	518,822	—	518,822	NM

Adjusted EBITDA	$(10,670,849)	$(9,082,241)	$(1,588,608)	17%

Net loss margin(vi)	(12,230)%	(21,464)%

Adjusted EBITDA margin(vi)	(2,921)%	(13,107)%

NM - Not Meaningful

i)	Represents loss on the disposal of aging aircraft.
ii)	Represents one-time costs associated with legal fees for infrequent or unusual transactions that were not capitalizable per GAAP.
iii)	Represents one-time professional service fees related to the preparation for potential offerings that have been expensed during the period.
iv)

Represents stock-based compensation expense recognized of RSUs granted to certain executives and senior management and the fair value adjustment for warrants issued in connection with the Reverse Recapitalization.

v)	Represents expenses related to potential acquisition targets and additional business lines.
vi)	Net loss margin represents Net loss divided by Total revenue and Adjusted EBITDA margin represents Adjusted EBITDA divided by Total revenue.

Liquidity and Capital Resources

Cash and Marketable Securities

As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents of $2.3 million which were held for working capital purposes and restricted cash of $12.4 million. The restricted cash was procured through a county bond and is accessed for financing capital projects. As of March 31, 2023, the Company had $30.3 million of investments in debt securities classified as available-for-sale with short-term maturities of less than one year and carried at fair value. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss.

In connection with the Reverse Recapitalization, stockholders owning 34,245,643 shares of JCIC Class A Ordinary Shares exercised their rights to have those shares redeemed for cash at a redemption price of approximately $10.16 per share, or an aggregate of $347.8 million. Following the payment of redemptions and expenses related to the Trust Account, there was approximately $2.4 million in remaining cash in the Trust Account, which was paid to UBS Securities LLC as a portion of its deferred underwriting fee from JCIC’s initial public offering.

As a result, we did not receive any cash proceeds from the Reverse Recapitalization. Total direct and incremental transaction costs of Bridger, JCIC and Legacy Bridger paid at Closing were approximately $16.6 million.

We may receive up to $306.5 million from the exercise of the 9,400,000 private placement warrants and 17,250,000 public warrants of the Company outstanding (collectively, the “Warrants”) after the Closing, assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of Common Stock issuable upon such exercise. On March 31, 2023, the closing price of our Common Stock was $4.55 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and holders of our Warrants are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any cash proceeds from the exercise of our Warrants to fund our operations.

Even if the Warrants remain “out-of-the-money”, we believe that our cash on hand and debt securities will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report. In considering our capital requirements and sources of liquidity, we have not relied on the receipt of proceeds from the Reverse Recapitalization or from the exercise of our Warrants. For so long as the exercise price of our Warrants exceeds the trading prices for shares of our Common Stock, it is unlikely that we will receive significant proceeds, if any, from the exercise of our Warrants in the near future. Nonetheless, we believe we will be sufficiently funded, and will not require substantial additional funds for operations in order to meet our short-term liquidity needs and the execution of our business plan for at least twelve months from the date of this Quarterly Report. Refer to the discussion further below under the section entitled “Liquidity and Capital Resources—Contractual Obligations.”

While we do not need to raise capital in order to fund our current operations for at least twelve months from the date of this Quarterly Report, we may in the future seek to raise additional funds through various potential sources, such as equity and debt financing for general corporate purposes or for specific purposes, including in order to pursue growth initiatives. Due to the gross decrease in cash and cash equivalents (as compared to Legacy Bridger’s balance sheet at December 31, 2022), consisting of approximately $13.6 million as a result of the Reverse Recapitalization, we would anticipate the need to raise additional funds through equity or debt financing (or the issuance of stock as acquisition consideration) to pursue any significant acquisition opportunity, at the time of such acquisition opportunity. Our ability to generate proceeds from equity financings will significantly depend on the market price of our Common Stock.

Indebtedness

As of March 31, 2023, we held $19.0 million of current liabilities, $13.1 million of which was accrued expenses and other current liabilities.

As of March 31, 2023, we held $211.8 million of long-term liabilities with $205.2 million of total long-term debt, net of debt issuance costs, which are comprised of the Series 2022 Bonds, eight (8) support vehicle loans, two (2) hangar loans and three (3) loans on six (6) aircraft.

Rocky Mountain Bank Loans

Through certain of our subsidiaries, we entered into two credit facilities with Rocky Mountain Bank to finance in part (i) the construction of airplane hangars on September 30, 2019 and (ii) the purchase of four Quest Kodiak aircraft on February 3, 2020. In connection with such credit facilities, we also entered into various term loan and other long-term debt agreements which contain certain financial covenants, including, that we maintain (i) a debt service coverage ratio that exceeds 1.25x (generally calculated as the ratio of the net operating income over the debt service payments made or as the ratio of adjusted EBITDA over the aggregate amount of interest and principal payments, in each case, as determined in the applicable agreement) and (ii) certain senior leverage ratios that do not exceed 7.00x through the third quarter of 2024, 6.00x through the third quarter of 2025, or 5.00x thereafter (generally calculated as the ratio of the senior funded debt over EBITDA, as determined in the applicable agreement). We were not considered in violation of the debt service coverage ratio and the senior leverage ratio requirements as of March 31, 2023.

Series 2022 Bonds

On July 21, 2022, we closed a bond offering for the Series 2022 Bonds in a taxable industrial development revenue bond transaction with Gallatin County, Montana for $160.0 million (the “Series 2022 Bond Offering”). Pursuant to the Series 2022 Bond Offering, Gallatin County issued $135.0 million of bonds on July 21, 2022 and an additional $25.0 million of bonds on August 10, 2022. The proceeds from the offering, together with cash on hand, were used to redeem the capital contributions plus accrued interest for all of the remaining Series A-1 preferred shares of Legacy Bridger (the “Legacy Bridger Series A-1 Preferred Shares”) and Series A-2 preferred shares of Legacy Bridger (the “Legacy Bridger Series A-2 Preferred Shares”) totaling $134.0 million, the principal plus accrued interest for the Series 2021 Bond, totaling $7.7 million, to finance the construction and equipping of the Company’s third and fourth aircraft hangars in Belgrade, Montana and to fund the purchase of additional Super Scooper aircraft. The Series 2022 Bonds mature on September 1, 2027, with an annual interest rate of 11.5%. Interest will be payable semiannually on March 1 and September 1 of each year until maturity and commenced on September 1, 2022. Debt issuance costs for the Series 2022 Bonds was $4.2 million.

Optional Redemption— We may redeem the Series 2022 Bonds (i) during the period beginning on September 1, 2025 through August 31, 2026, at a redemption price equal to 103% of the principal amount plus accrued interest; (ii) during the period beginning on September 1, 2026 through August 31, 2027, at a redemption price equal to 102% of the principal amount plus accrued interest; and (iii) on or after September 1, 2027, at a redemption price equal to 100% of the principal amount plus accrued interest. At our direction, the Series 2022 Bonds may be redeemed by Gallatin County at any time, at a redemption price equal to 100% of the principal amount plus accrued interest upon the occurrence of certain events set forth in that certain Amended and Restated Trust Indenture, dated as of June 1, 2022 (the “Indenture”), between Gallatin County and U.S. Bank Trust Company, National Association, Salt Lake City, Utah (the “Trustee”).

Mandatory and Extraordinary Redemptions— Subject to the terms of the Indenture, the Series 2022 Bonds must be redeemed, including, among other things, (i) from all the proceeds of the sale of any Super Scooper, (ii) in an amount equal to (a) 50% of our operating revenues less the portion used to pay or establish reserves for all our expenses, debt payments, capital improvements, replacements, and contingencies (“Excess Cash Flow”) or (b) 100% of Excess Cash Flow, in each case, in the event we fall below certain debt service coverage ratio requirements set forth in the Indenture, and (iii) upon a change of control (each a “Mandatory Redemption”). For each Mandatory Redemption, the Series 2022 Bonds will be redeemed in whole or in part, at a redemption price equal to 100% of the principal amount of each Series 2022 Bond redeemed plus any premium that would be applicable to an optional redemption of the Series 2022 Bonds on such date (and if such redemption occurs prior to September 1, 2025, the applicable premium shall be three percent (3%)) and accrued interest. Furthermore, subject to the terms of the Indenture, at our direction, the Series 2022 Bonds may be redeemed by Gallatin County at any time, at a redemption price equal to 100% of the principal amount plus accrued interest upon the occurrence of certain events, including, among other things, casualty, condemnation, or other unexpected events set forth in the Indenture.

Financial Covenants— In connection with the Series 2022 Bonds, we are a party to certain loan agreements that contain customary representation and warranties, negative covenants, including, limitations on indebtedness, reduction of liquidity below certain levels, and asset sales, merger and other transactions, and remedies on and events of default.

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

Mandatorily Redeemable Preferred Stock

Legacy Bridger Series B Preferred Shares

On April 25, 2022, we used a portion of the proceeds from the issuance of the Legacy Bridger Series C Preferred Shares, to redeem all 60,000,000 of our outstanding Legacy Bridger Series B Preferred Shares for $70.0 million, inclusive of $10.0 million in accrued interest.

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

Mezzanine and Permanent Equity

Series A Preferred Stock— On April 25, 2022, we authorized and issued 315,789.473684 Legacy Bridger Series C Preferred Shares for aggregate proceeds of $288.5 million, net of issuance costs of $11.5 million. Legacy Bridger Series C Preferred Shares rank senior to our Common Stock and ranked subordinate to Legacy Bridger Series A Preferred Shares with respect to the distribution of assets upon liquidation or certain triggering events. Upon the Closing, Legacy Bridger Series C Preferred Shares were exchanged for shares of Series A Preferred Stock on a one-to-one basis as a portion of the merger consideration issued in connection with the Reverse Recapitalization. The Series A Preferred Stock is classified as mezzanine equity as it remains probable that they may become redeemable upon the mandatory redemption date of April 25, 2032. Series A Preferred Stock does not participate in earnings and is non-voting. For additional information regarding the terms and conditions of the Series A Preferred Stock, see “Note 17 – Mezzanine Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.

Prior to the Closing, Legacy Bridger Series C Preferred Shares accrued interest daily at 7% per annum for the first year, 9% per annum for the second year and 11% per annum thereafter. Following the Closing, the Series A Preferred Stock will continue to accrue interest daily at 7% per annum for the first six years, 9% per annum for the seventh year, and 11% per annum thereafter. Accrued interest for the Series A Preferred Stock was $4.3 million as of March 31, 2023.

As of March 31, 2023, it was probable that the Series A Preferred Stock may become redeemable at the holder’s option on or after March 29, 2027. We have elected to recognize changes in redemption value immediately, adjusting the preferred shares to the maximum redemption value at each reporting date. Upon the Closing and exchange of Legacy Bridger Series C Preferred Shares for shares of Series A Preferred Stock, the 50% multiplier applicable to redemptions of Legacy Bridger Series C Preferred Shares, valued at $157.9 million as of December 31, 2022, was removed and treated as a deemed dividend. As of March 31, 2023, Series A Preferred Stock had a carrying value and redemption value of $336.9 million.

Common Stock— Legacy Bridger had 30,000,000 Legacy Bridger Class A Common Shares issued and outstanding as of December 31, 2022. The holders of these shares were entitled to one vote for each share held of record on all matters submitted to a vote of our shareholders. These Legacy Bridger Class A Common Shares were issued to ElementCompany, LLC.

Legacy Bridger had 9,756,130 Legacy Bridger Class B Common Shares issued and outstanding as of December 31, 2022. The holders of these Legacy Bridger Class B Common Shares were entitled to one vote for each share held of record on all matters submitted to a vote of our shareholders.

Legacy Bridger had 243,871 Legacy Bridger Class C Common Shares issued and outstanding as of December 31, 2022. Legacy Bridger also had 606,061 shares of Legacy Bridger Class D Common Shares issued and outstanding as of December 31, 2022. These Legacy Bridger Class C Common Shares and Legacy Bridger Class D Common Shares are non-voting shares.

Prior to the Closing, Legacy Bridger’s voting power followed the structure of the elected board members with three (3) designees from the holders of Legacy Bridger Class A Common Shares and two (2) designees from the holders of Legacy Bridger Class B Common Shares. This remained in place until the Closing.

Upon the Closing on January 24, 2023 and at March 31, 2023, we had 43,769,290 shares of Common Stock issued and outstanding.

Historical Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net cash used in operating activities	$(36,652,581)	$(7,417,426)
Net cash provided by (used in) investing activities	12,959,135	(2,352,127)
Net cash used in financing activities	(4,077,403)	(414,601)

Effect of exchange rate changes	192	(287)

Net change in cash and cash equivalents	$(27,770,657)	$(10,184,441)

Operating Activities

Net cash used in operating activities was $36.7 million for the three months ended March 31, 2023, compared to Net cash used in operating activities of $7.4 million for the three months ended March 31, 2022. Net cash used in operating activities reflects net loss of $44.7 million for the three months ended March 31, 2023 compared to $14.9 million for the three months ended March 31, 2022. Net cash used in operating activities for the three months ended March 31, 2023 reflects add-backs to Net loss for non-cash charges totaling $25.4 million, primarily driven by stock-based compensation expense associated with the RSUs granted to certain executives and senior management. Net cash used in operating activities for the three months ended March 31, 2022 reflects add-backs to Net loss for non-cash charges totaling $5.0 million, primarily driven by interest accrued on Legacy Bridger Series B Preferred Shares and depreciation and amortization.

Investing Activities

Net cash provided by investing activities was $13.0 million for the three months ended March 31, 2023, compared to Net cash used in investing activities of $2.4 million for the three months ended March 31, 2022. Net cash provided by investing activities for the three months ended March 31, 2023 reflects proceeds from maturities of marketable securities of $25.1 million, purchases of property, plant and equipment of $11.2 million, which primarily comprised of purchases of aircraft and aircraft improvements, and the construction in progress of the third hangar of $1.0 million. Net cash used in investing activities for the three months ended March 31, 2022 reflects purchases of property, plant and equipment of $2.5 million, which primarily comprised of aircraft improvements.

Financing Activities

Net cash used in financing activities was $4.1 million for the three months ended March 31, 2023, compared to Net cash used in financing activities of $0.4 million for the three months ended March 31, 2022. Net cash used in financing activities for the three months ended March 31, 2023 reflects costs incurred related to the Closing of $6.8 million, proceeds from the Closing of $3.2 million, and repayments on debt of $0.5 million. Net cash used in financing activities for the three months ended March 31, 2022 reflects repayments on debt of $0.5 million.

Off-Balance Sheet Arrangements

As of March 31, 2023 and 2022, we did not have any relationships with special purpose or variable interest entities or other which would have been established for the purpose of facilitating off-balance sheet arrangements or other off-balance sheet arrangements.

Contractual Obligations

Our principal commitments consist of obligations for outstanding debt, hangar construction obligations, and leases. The following table summarizes our contractual obligations as of March 31, 2023.

	Payments Due by Period
	Total	Current	Noncurrent
Hangar construction obligations	$2,467,073	$2,467,073	$—
Lease obligations	2,683,483	86,117	2,597,366
Debt obligations	210,136,511	3,544,234	206,592,277

Total	$215,287,067	$6,097,424	$209,189,643

On February 14, 2023, we made a payment of $9.1 million for the purchase of aircraft under our purchase agreement with Longview Aviation Services Inc. and Viking Air Limited (the manufacturer of our Super Scooper aircraft and an affiliate of Longview Aviation Services Inc.), dated April 13, 2018.

Quantitative and Qualitative Disclosures About Market Risk

Bridger is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the following critical accounting policies involve a greater degree of judgment or complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our unaudited condensed consolidated financial condition and results of operations.

Investments in Marketable Securities

Investments in debt securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income. Gains and losses are recognized when realized. Unrealized losses are evaluated for impairment to determine if the impairment is credit related. An other-than-temporary credit impairment would be recognized as an adjustment to income. Gains and losses are determined using the first-in first-out method. Investments in marketable securities are classified as current assets with short-term maturities of less than one year.

Revenue Recognition

We charge daily and hourly rates depending upon the type of firefighting services rendered and under which contract the services are performed. These services are primarily split into flight revenue and standby revenue. Flight revenue is primarily earned at an hourly rate when the engines of the aircraft are started and stopped upon request of the customer, tracked via a Hobbs meter. Standby revenue is earned primarily as a daily rate when aircraft are available for use at a fire base, awaiting request from the customer for flight deployment.

We enter into short, medium and long-term contracts with customers, primarily with government agencies to deploy aerial fire management assets during the firefighting season. Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied and payment is typically due within 30 days of invoicing. This occurs as the services are rendered and include the use of the aircraft, pilot, and field maintenance personnel to support the contract.

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

Stock-Based Compensation

Incentive Units

During the years ended December 31, 2022 and 2021, we granted incentive units (the “Legacy Bridger Incentive Units”) to selected board members and executives. Within each grant, 80% of the Legacy Bridger Incentive Units vest annually over a four-year period subject to continued service by the grantee (the “Time-Vesting Incentive Units”) and the remaining 20% of the Legacy Bridger Incentive Units vest upon a qualifying change of control event (the “Exit-Vesting Incentive Units”).

Notwithstanding the above, any unvested Time-Vesting Incentive Units will become vested Time-Vesting Incentive Units if a qualifying change of control event occurs prior to the respective award’s four-year service-based vesting period. Upon termination of the board member or executive, the Company has the right, but not the obligation, to repurchase all or any portion of the vested Incentive Units at fair market value. We did not grant any Legacy Bridger Incentive Units for the three months ended March 31, 2023.

For the Time-Vesting Incentive Units, compensation cost is recognized over the requisite service period on a straight-line basis. Upon a qualifying change of control event, the unrecognized compensation expense related to the Time-Vesting Incentive Units will be recognized when the change of control event is considered probable. For the Exit-Vesting Incentive Units, expense is recognized when a qualifying change of control event is considered probable, which has not occurred as of March 31, 2023. Forfeitures are accounted for as they occur.

Compensation cost for the Legacy Bridger Incentive Units is measured at their grant-date fair value. The value of Legacy Bridger Common Shares is derived through an option pricing model, which incorporates various assumptions. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed equity volatility for comparable companies. The expected time to liquidity event is based on management’s estimate of time to an expected liquidity event. The dividend yield was based on our expected dividend rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues. The weighted-average assumptions we used in the option pricing model for its 2021 grants are as follows.

Dividend yield (%)	0
Expected volatility (%)	46.5
Risk-free interest rate (%)	1.26
Term (in years)	5.00
Discount for lack of marketability (%)	30

Restricted Stock Units

In January 2023, in connection with the Closing, the Company and its board of directors established and approved the 2023 Omnibus Incentive Plan (the “Plan”) which allowed the Company to grant RSUs to certain executives and senior management (the “Participants”) of the Company. RSUs are settled in shares of the Company’s Common Stock as the RSUs become vested. The RSUs accrue dividend equivalents associated with the underlying shares of Common Stock as the Company declares dividends. Dividends will be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest.

On January 24, 2023, the Company granted 6,581,496 RSUs, of which 2,400,354 RSUs vested immediately upon Closing, subject to a one-year lock up period ending January 24, 2024. The fair value of the RSUs that vested immediately upon Closing of the Transactions is the closing stock price on the date of grant, subject to a discount for lack of marketability due to the post-vesting restrictions. The remaining 4,181,142 RSUs vest over a period ranging from three to six years, subject to the Participant’s continued employment. The fair value of the RSUs that vest over time is the closing stock price on the date of grant. Upon vesting of the award, the Company will issue shares of Common Stock to the award holder.

Impairment of Goodwill, Other Intangibles Assets and Long-Lived Assets

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

When we elect to perform a qualitative assessment and conclude it is more likely that the fair value of the reporting unit is greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary. Otherwise, a quantitative assessment is performed, and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or the business climate that could affect the value of an asset or an adverse reaction. As of the December 31, 2022 annual goodwill impairment test, the Company’s qualitative analysis indicated the fair value of the Company’s reporting unit exceeded its carrying value. No impairment charge for goodwill was recorded for the three months ended March 31, 2023 and 2022.

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

Property, Plant and Equipment, Net

Property, plant and equipment is stated at net book value, cost less depreciation. Depreciation for aircraft, engines and rotable parts is recorded over the estimated useful life based on flight hours. Depreciation for unmanned aerial vehicles, vehicles and equipment and buildings is computed using the straight-line method over the estimated useful lives of the property, plant and equipment. The table below summarizes depreciable lives by asset category:

Estimated useful life
Aircraft, engines and rotable parts	1,500 –6,000 flight hours
Unmanned aerial vehicles	5 – 10 years
Vehicles and equipment	3 – 5 years
Buildings	40 years

Property, plant and equipment are reviewed for impairment as discussed above under “Long-Lived Assets”.

Cost Method Investments

We hold equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment, totaling $1,000 thousand as of March 31, 2023 and December 31, 2022, respectively.

Variable Interest Entities

We follow ASC 810-10-15 guidance with respect to accounting for VIEs. These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances. For the three months ended March 31, 2023 and 2022, the VIE, NFMS, LLC, is consolidated into our financial statements. See “Note 2—Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.

On November 7, 2022, we acquired all of the outstanding equity interests of MA, LLC, and it has not been accounted for as a VIE in subsequent reporting periods.

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

Warrant Liabilities

We account for the Warrants issued in connection with the Reverse Recapitalization in accordance with the guidance contained in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised. See “Note 2—Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.

Recent Accounting Pronouncements

For additional information regarding recent accounting pronouncements adopted and under evaluation, refer to “Note 2—Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

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

We will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by our emerging growth company status may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to “Note 2—Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2023 and the year ended December 31, 2022.

We will remain an “emerging growth company” under the JOBS Act until the earliest of (a) December 31, 2028, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the Securities and Exchange Commission (the “SEC”) with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included in this Quarterly Report are not historical facts but are forward-looking statements, including for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “project,” “forecast,” “predict,” “poised,” “positioned,” “potential,” “seem,” “seek,” “future,” “outlook,” “target,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, (1) anticipated expansion of Bridger’s operations and increased deployment of Bridger’s aircraft fleet; (2) Bridger’s business plans and growth plans, including anticipated revenue, Adjusted EBITDA and Adjusted EBITDA margin for 2023; (3) increases in the aerial firefighting market; and (4) anticipated investments in additional aircraft, capital resource, and research and development and the effect of these investments. These statements are based on various assumptions, whether or not identified in this Quarterly Report, and on the current expectations of Bridger’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of Bridger. These forward-looking statements are subject to a number of risks and uncertainties, including: changes in domestic and foreign business, market, financial, political and legal conditions; failure to realize the anticipated benefits of the business combination with Jack Creek Investment Corp.; Bridger’s ability to successfully and timely develop, sell and expand its technology and products, and otherwise implement its growth strategy; risks relating to Bridger’s operations and business, including information technology and cybersecurity risks, loss of requisite licenses, flight safety risks, loss of key customers and deterioration in relationships between Bridger and its employees; risks related to increased competition; risks relating to potential disruption of current plans, operations and infrastructure of Bridger as a result of the consummation of the business combination with Jack Creek Investment Corp.; risks that Bridger is unable to secure or protect its intellectual property; risks that Bridger experiences difficulties managing its growth and expanding operations; the ability to compete with existing or new companies that could cause downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share; the impact of the coronavirus pandemic; the ability to successfully select, execute or integrate future acquisitions into the business, which could result in material adverse effects to operations and financial conditions; and those factors discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in Bridger’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 20, 2023. If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. The risks and uncertainties above are not exhaustive, and there may be additional risks that Bridger presently does not know or that Bridger currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward looking statements reflect Bridger’s expectations, plans or forecasts of future events and views as of the date of this Quarterly Report. Bridger anticipates that subsequent events and developments will cause Bridger’s assessments to change. However, while Bridger may elect to update these forward-looking statements at some point in the future, Bridger specifically disclaims any obligation to do so. These forward-looking statements should not be relied upon as representing Bridger’s assessments as of any date subsequent to the date of this Quarterly Report. Accordingly, undue reliance should not be placed upon the forward-looking statements contained in this Quarterly Report.

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

We have begun the process of and are focused on designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses, including:

•

actively recruiting additional personnel with knowledge of GAAP, in addition to engaging and utilizing third-party consultants and specialists to supplement our internal resources and implementing processes and controls to segregate key functions within our finance systems, as appropriate;

•	designing and implementing a formalized control plan related to IT general controls, including controls related to managing access to financially significant systems within our IT environment; and

•

engaging a third-party consultant to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.

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

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time, to estimate how long it will take and our efforts may not be successful in remediating the deficiencies or material weaknesses. In addition, even if we are successful in strengthening our controls and procedures, we can give no assurances that in the future such controls and procedures will be adequate to prevent or identify errors or irregularities or to facilitate the fair preparation and presentation of our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weaknesses described below.

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

Remediation Plan: We have begun the process of and are focused on designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses, including:

•

actively recruiting additional personnel with knowledge of GAAP, in addition to engaging and utilizing third-party consultants and specialists to supplement our internal resources and implementing processes and controls to segregate key functions within our finance systems, as appropriate;

•	designing and implementing a formalized control plan related to IT general controls, including controls related to managing access to financially significant systems within our IT environment; and

•

engaging a third-party consultant to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.

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

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time, to estimate how long it will take and our efforts may not be successful in remediating the deficiencies or material weaknesses. In addition, even if we are successful in strengthening our controls and procedures, we can give no assurances that in the future such controls and procedures will be adequate to prevent or identify errors or irregularities or to facilitate the fair preparation and presentation of our unaudited condensed consolidated financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in legal proceedings and litigation in the ordinary course of business. Other than routine litigation incidental to the Company’s business, there are no material pending legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 20, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC March 20, 2023.

Item 6. Exhibits

Exhibit Number	Description

2.1+	Agreement and Plan of Merger, dated August 3, 2022, by and among the Company, Jack Creek Investment Corp., Wildfire Merger Sub 1, Inc., Wildfire Merger Sub II, Inc., Wildfire Merger Sub III, LLC, Wildfire GP Sub IV, LLC, BTOF (Grannus Feeder) – NQ L.P. and Legacy Bridger. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

3.1	Amended and Restated Certificate of Incorporation of Bridger Aerospace Group Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

3.2	Amended and Restated Bylaws of Bridger Aerospace Group Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

4.1	Warrant Agreement, dated January 26, 2021, between Jack Creek Investment Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Jack Creek Investment Corp.’s Current Report on Form 8-K (File No. 001-39602) filed with the SEC on January 26, 2021).

4.2	Warrant Assumption Agreement, dated as of January 24, 2023, among Jack Creek Investment Corp., Bridger Aerospace Group Holdings, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.1	Amended and Restated Registration Rights Agreement, dated January 24, 2023, by and among the Company, Jack Creek Investment Corp. and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.2	Stockholders Agreement, dated January 24, 2023, by and among the Company and the stockholders defined therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.3	Sponsor Agreement, dated as of August 3, 2022, by and among Jack Creek Investment Corp., the Company, JCIC Sponsor LLC and the other parties signatory thereto (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4 (File No. 333-266840) filed with the SEC on August 12, 2022).

10.4#	Bridger Aerospace Group Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.5#	Bridger Aerospace Group Holdings, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Bridger Aerospace Group Holdings, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 12, 2023

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

By:	/s/ Timothy Sheehy
Name:	Timothy Sheehy
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Eric Gerratt
Name:	Eric Gerratt
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)