Form 10-Q
period 2023-06-30
Bridger Aerospace Group Holdings, Inc.
filed 2023-08-10
CIK 1941536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to___________
Commission file number: 001-41603
___________________________
BRIDGER AEROSPACE GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	88-3599336
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 Aviation Lane Belgrade, MT	59714
(Address of Principal Executive Offices)	(Zip code)
(406) 813-0079
(Registrant’s telephone number, including area code)
___________________________
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

As of August 8, 2023, there were 44,505,944 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in U.S. dollars)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$844,582	$30,162,475
Restricted cash	12,239,819	12,297,151
Investments in marketable securities	12,572,950	54,980,156
Accounts receivable[1]	11,815,732	28,902
Aircraft support parts	434,894	1,761,270
Prepaid expenses and other current assets	2,892,240	1,835,032
Deferred offering costs	388,120	5,800,144
Total current assets	41,188,337	106,865,130
Property, plant and equipment, net	202,050,389	192,091,413
Intangible assets, net	155,369	208,196
Goodwill	2,457,937	2,457,937
Other noncurrent assets	7,583,603	4,356,225
Total assets	$253,435,635	$305,978,901
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,235,941	$3,170,354
Accrued expenses and other current liabilities	7,823,154	18,669,572
Operating right-of-use current liability	355,119	21,484
Current portion of long-term debt, net of debt issuance costs	2,459,654	2,445,594
Total current liabilities	16,873,868	24,307,004
Long-term accrued expenses and other noncurrent liabilities	6,864,516	45,659
Operating right-of-use noncurrent liability	1,449,911	754,673
Long-term debt, net of debt issuance costs[2]	205,060,810	205,471,958
Total liabilities	$230,249,105	$230,579,294
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY
Series A Preferred Stock, $0.0001 par value; 315,789.473684 shares authorized, issued and outstanding at June 30, 2023	342,738,969	—
Legacy Bridger Series C Preferred Shares, $0.001 par value; 315,789.473684 shares authorized, issued and outstanding at December 31, 2022	—	489,021,545
STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 44,505,944 shares issued and outstanding at June 30, 2023; 39,081,744 shares issued and outstanding at December 31, 2022	4,906	3,908
Additional paid-in capital	78,977,391	—
Accumulated deficit	(400,054,307)	(415,304,343)
Accumulated other comprehensive income	1,519,571	1,678,497
Total stockholders’ deficit	(319,552,439)	(413,621,938)
Total liabilities, mezzanine equity, and stockholders’ deficit	$253,435,635	$305,978,901
1Includes related party accounts receivable of $427,454 as of June 30, 2023.
2Includes related party debt of $10,000,000 for the 2022 taxable industrial revenue bond as of June 30, 2023 and December 31, 2022, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All Amounts in U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues[1]	$11,615,280	$12,753,671	$11,980,653	$12,822,963
Cost of revenues:
Flight operations	6,299,122	5,849,562	10,032,383	9,514,914
Maintenance	4,210,976	3,571,986	7,726,427	6,433,973
Total cost of revenues	10,510,098	9,421,548	17,758,810	15,948,887
Gross income (loss)	1,105,182	3,332,123	(5,778,157)	(3,125,924)
Selling, general and administrative expense	15,187,808	5,735,627	48,416,299	10,576,886
Operating loss	(14,082,626)	(2,403,504)	(54,194,456)	(13,702,810)
Interest expense[2]	(5,540,867)	(2,293,682)	(11,205,412)	(6,008,228)
Other income	601,891	134,311	1,693,328	275,154
Net loss	$(19,021,602)	$(4,562,875)	$(63,706,540)	$(19,435,884)
Series A Preferred Stock – adjustment for deemed dividend upon Closing	$—	$—	$(48,300,000)	$—
Series A Preferred Stock – adjustment to eliminate 50% multiplier	$—	$—	$156,362,598	$—
Series A Preferred Stock – adjustment to maximum redemption value	$(5,805,582)	$—	$(10,080,022)	$—
Legacy Bridger Series A Preferred Shares – adjustment for redemption, extinguishment, accrued interest, and change in fair value	$—	$(81,323,569)	$—	$(85,663,336)
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	$—	$(191,240,782)	$—	$(191,240,782)
Net (loss) income attributable to Common stockholders - basic and diluted	$(24,827,184)	$(277,127,226)	$34,276,036	$(296,340,002)
Net (loss) income per Common Stock - basic	$(0.55)	$(7.15)	$0.77	$(7.64)
Net (loss) income per Common Stock - diluted	$(0.55)	$(7.15)	$0.44	$(7.64)
Weighted average Common Stock outstanding – basic	45,388,892	38,770,646	44,443,930	38,770,646
Weighted average Common Stock outstanding – diluted	45,388,892	38,770,646	77,199,129	38,770,646
1Includes related party revenues of $112,210 and $433,454 for the three and six months ended June 30, 2023, respectively.
2Includes related party interest for the 2022 taxable industrial revenue bond of approximately $279,000 and $563,000 for the three and six months ended June 30, 2023, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(All Amounts in U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(19,021,602)	$(4,562,875)	$(63,706,540)	$(19,435,884)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	214	24	406	(263)
Unrealized gain (loss) on derivative instruments	203,467	309,654	(68,334)	984,035
Unrealized (loss) gain on investments in marketable securities	(28,301)	—	290,344	—
Reclassification of realized gains on investments in marketable securities to earnings	(208,190)	—	(381,342)	—
Total other comprehensive (loss) income, net of tax	(32,810)	309,678	(158,926)	983,772
Comprehensive loss	$(19,054,412)	$(4,253,197)	$(63,865,466)	$(18,452,112)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2022
(All Amounts in U.S. dollars, except share amounts)

	Legacy Bridger Series A Preferred Shares		Legacy Bridger Series B Preferred Shares		Legacy Bridger Series C Preferred Shares / Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Share	Value	Share	Value	Share	Value	Share	Value
Balance at December 31, 2021	10,500,000	$1,050	60,000,000	$6,000	—	$—	39,081,744	$3,908	$—	$(84,843,803)	$24,706	$(84,815,189)
Liquidation preference on Legacy Bridger Series A Preferred Shares	—	—	—	—	—	—	—	—	—	(4,339,767)	—	(4,339,767)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	674,381	674,381
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(287)	(287)
Stock based compensation attributable to Legacy Bridger holders prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	2,558	—	2,558
Net loss	—	—	—	—	—	—	—	—	—	(14,873,009)	—	(14,873,009)
Balance at March 31, 2022	10,500,000	$1,050	60,000,000	$6,000	—	$—	39,081,744	$3,908	$—	$(104,054,021)	$698,800	$(103,351,313)
Legacy Bridger Series A Preferred Shares adjustment for redemption, extinguishment and revaluation	—	—	—	—	—	—	—	—	—	(81,323,569)	—	(81,323,569)
Legacy Bridger Series C Preferred Shares adjustment to maximum redemption value	—	—	—	—	—	—	—	—	—	(191,240,782)	—	(191,240,782)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	309,654	309,654
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	24	24
Stock based compensation attributable to Legacy Bridger holders prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	2,222	—	2,222
Net loss	—	—	—	—	—	—	—	—	—	(4,562,875)	—	(4,562,875)
Balance at June 30, 2022	10,500,000	$1,050	60,000,000	$6,000	—	$—	39,081,744	$3,908	$—	$(381,179,025)	$1,008,478	$(380,166,639)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2023
(All Amounts in U.S. dollars, except share amounts)

	Legacy Bridger Series A Preferred Shares		Legacy Bridger Series B Preferred Shares		Legacy Bridger Series C Preferred Shares / Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Share	Value	Share	Value	Share	Value	Share	Value
Balance at December 31, 2022	—	$—	—	$—	315,789	$489,021,545	39,081,744	$3,908	$—	$(415,304,343)	$1,678,497	$(413,621,938)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(271,801)	(271,801)
Unrealized gain on investment in marketable securities	—	—	—	—	—	—	—	—	—	—	318,645	318,645
Reclassification of realized gains on investments in marketable securities to earnings	—	—	—	—	—	—	—	—	—	—	(173,152)	(173,152)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	192	192
Net loss	—	—	—	—	—	—	—	—	—	(44,684,938)	—	(44,684,938)
Effect of the Closing	—	—	—	—	—	(156,362,597)	4,687,546	684	52,084,522	78,956,576	—	131,041,782
Series A Preferred Stock adjustment to maximum redemption value	—	—	—	—	—	4,274,439	—	—	(4,274,439)	—	—	(4,274,439)
Stock based compensation after reverse recapitalization	—	—	—	—	—	—	2,400,354	240	25,596,776	—	—	25,597,016
Balance at March 31, 2023	—	$—	—	$—	315,789	$336,933,387	46,169,644	$4,832	$73,406,859	$(381,032,705)	$1,552,381	$(306,068,633)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	203,467	203,467
Unrealized loss on investment in marketable securities	—	—	—	—	—	—	—	—	—	—	(28,301)	(28,301)
Reclassification of realized gains on investments in marketable securities to earnings	—	—	—	—	—	—	—	—	—	—	(208,190)	(208,190)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	214	214
Net loss	—	—	—	—	—	—	—	—	—	(19,021,602)	—	(19,021,602)
Series A Preferred Stock adjustment to maximum redemption value	—	—	—	—	—	5,805,582	—	—	(5,805,582)	—	—	(5,805,582)
Bonuses paid in Class A Common Stock	—	—	—	—	—	—	736,554	74	4,927,546	—		4,927,620
Stock based compensation after reverse recapitalization	—	—	—	—	—	—	—	—	6,448,568	—	—	6,448,568
Balance at June 30, 2023	—	$—	—	$—	315,789	$342,738,969	46,906,198	$4,906	$78,977,391	$(400,054,307)	$1,519,571	$(319,552,439)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in U.S. dollars)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(63,706,540)	$(19,435,884)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on sale/disposal of fixed assets	392,472	781,492
Depreciation and amortization	4,986,192	4,094,854
Impairment of long-lived assets	626,848	—
Stock based compensation expense	32,045,584	4,780
Change in fair value of the Warrants	(533,000)	—
Change in fair value of freestanding derivative	50,559	—
Amortization of debt issuance costs	483,526	89,732
Interest accrued on Legacy Bridger Series B Preferred Shares	—	3,586,587
Change in fair value of Legacy Bridger Series C Preferred Shares	—	945,455
Change in fair value of Series A Preferred Stock	(224,080)	—
Realized gain on investments in marketable securities	(407,761)	—
Changes in operating assets and liabilities
Accounts receivable[1]	(11,786,830)	(4,611,847)
Aircraft support parts	1,326,376	170,475
Prepaid expense and other current and noncurrent assets	(3,339,409)	522,745
Accounts payable, accrued expenses and other liabilities	(13,358,549)	3,822,406
Net cash used in operating activities	(53,444,612)	(10,029,205)
Cash Flows from Investing Activities:
Investments in construction in progress – buildings	(2,444,633)	(3,983,754)
Proceeds from sales and maturities of marketable securities	42,723,969	—
Sale of property, plant and equipment	814,000	286,400
Purchases of property, plant and equipment	(12,528,089)	(5,300,950)
Net cash provided by (used in) investing activities	28,565,247	(8,998,304)
Cash Flows from Financing Activities:
Payment to Legacy Bridger Series A Preferred Shares members	—	(100,000,000)
Payment to Legacy Bridger Series B Preferred Shares members	—	(69,999,223)
Borrowing from Legacy Bridger Series C Preferred shares members, net of issuance costs	—	293,684,675
Payment of finance lease liability	(15,615)	—
Proceeds from the Closing	3,193,536	—
Costs incurred related to the Closing	(6,793,574)	—
Borrowings from various First Interstate Bank vehicle loans	—	202,217
Payment of debt issuance costs	—	(3,000)
Repayments on debt	(880,613)	(962,904)
Net cash (used in) provided by financing activities	(4,496,266)	122,921,765
Effects of exchange rate changes	406	(263)
Net change in cash, cash equivalents and restricted cash	(29,375,225)	103,893,993
Cash, cash equivalents and restricted cash – beginning of the period	42,459,626	17,261,132
Cash, cash equivalents and restricted cash – end of the period	$13,084,401	$121,155,125
Less: Restricted cash – end of the period	12,239,819	3,922,506
Cash and cash equivalents – end of the period	$844,582	$117,232,619
Supplemental disclosure of non-cash operating and financing activities
Assumption of Jack Creek liabilities	$7,463,673	$—
Recognition of warrant liabilities	$5,863,000	$—
Recognition of Deferred underwriting fee	$1,500,000	$—
Recognition of new right-of-use asset and corresponding operating lease liability	$1,092,519	$—
Bonuses paid in Class A Common Stock	$4,927,620	$—
Deferred offering costs included in accrued expenses and other current liabilities	$388,120	$1,455,840
Issuance costs on Legacy Bridger Series C Preferred Shares	$—	$5,000,000
Supplemental cash flow information
Interest paid[2]	$11,489,494	$3,715,257
Fixed assets in accounts payable	$1,841,142	$2,640,384
Conversion of Promissory Note to Common Stock	$897,400	$—
Series A Preferred Stock – adjustment for deemed dividend upon Closing	$48,300,000	$—
Series A Preferred Stock – adjustment to eliminate 50% multiplier	$156,362,597	$—
Series A Preferred Stock - adjustment to maximum redemption value	$10,080,021	$—
Legacy Bridger Series A Preferred Shares – adjustment for redemption, extinguishment and accrued interest	$—	$85,663,336
Legacy Bridger Series C Preferred Shares - adjustment for maximum redemption value	$—	$191,240,782
1Includes related party accounts receivable of $427,454 for the six months ended June 30, 2023.
2Includes related party interest paid of approximately $575,000 for the 2022 taxable industrial revenue bond for the six months ended June 30, 2023.

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
As of June 30, 2023, the Company owns 17 aircraft, including 4 Twin Commander surveillance platforms, 4 Quest Kodiaks, 6 Viking CL415EAFs, 2 Aurora eVOTL Skirons, and 1 Pilatus PC-12.
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
Upon the consummation of the Reverse Recapitalization, Bridger issued Common Stock to the Legacy Bridger equity holders and Series A Preferred Stock (as defined below) as summarized below:
•the surrender and exchange of all 606,061 Legacy Bridger incentive units (“Incentive Units”) into 583,308 shares of Bridger’s common stock, par value $0.0001, (“Common Stock”) at a deemed value of $10.00 per share as adjusted by the per share Common Stock consideration of approximately 0.96246 (the “Exchange Ratio”), rounded down to the nearest share for each holder;
•the direct or indirect surrender and exchange of the remaining 40,000,000 issued and outstanding shares of Legacy Bridger common shares (excluding Incentive Units) into 38,498,436 shares of Common Stock at a deemed value of $10.00 per share as adjusted by the Exchange Ratio, rounded down to the nearest share for each holder; and
•the surrender and exchange of all 315,789.473684 issued and outstanding Series C preferred shares of Legacy Bridger (the “Legacy Bridger Series C Preferred Shares”), which were surrendered and exchanged on a one-to-one basis in connection with the Reverse Recapitalization into 315,789.473684 shares of preferred stock of Bridger that have the rights, powers, designations, preferences, and qualifications, limitations and restrictions set forth in Section 4.5 of the Amended and Restated Certificate of Incorporation (the “Series A Preferred Stock”). The Series A Preferred Stock are convertible at the election of the holders into shares of Common Stock, without the payment of additional consideration by the holders into such number of shares of Common Stock as determined by dividing the original issue price, plus accrued interest by a conversion price equal to $11 at the time of conversion.
Other related events occurred in connection with the Reverse Recapitalization, are summarized below:
•the filing and effectiveness of the Amended and Restated Certificate of Incorporation of Bridger and the effectiveness of the Amended and Restated Bylaws of Bridger, each of which occurred immediately prior to the Closing;

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
•the adoption and assumption of the 2023 Omnibus Incentive Plan and any grants or awards issued thereunder and adoption of the 2023 Employee Stock Purchase Plan upon the Closing to grant equity awards to Bridger employees; and
•during the period from the Closing until five years following the Closing, JCIC subjected 20% of JCIC’s issued and outstanding common stock (“Sponsor Earnout Shares”), comprised of two separate tranches of 50% of the Sponsor Earnout Shares per tranche, to potential forfeiture to Bridger for no consideration until the occurrence (or deemed occurrence) of certain triggering events.
Immediately after giving effect to the Transaction Agreements, the following were outstanding:
•43,769,290 shares of Common Stock;
•315,789.473684 shares of Bridger Series A Preferred Stock;
•9,400,000 private placement warrants (“Private Placement Warrants”) to purchase shares of Common Stock at an exercise price of $11.50 per share;
•17,250,000 public warrants (“Public Warrants”) to purchase shares of Common Stock at an exercise price of $11.50 per share; and
•6,581,497 restricted stock units issued to the executives and senior management of the Company.
In connection with the Reverse Recapitalization, the Company paid transaction costs of $10,302 thousand as of the Closing.
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
Legacy Bridger has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•Legacy Bridger equity holders have a relative majority of the voting power of Bridger;
•Bridger’s board of directors (the “Board”) has nine (9) members, and representatives or designees of the Legacy Bridger equity holders comprise the majority of the members of the Board;
•Legacy Bridger’s senior management comprise the senior management roles and are responsible for the day-to-day operations of Bridger;
•Bridger assumed Legacy Bridger’s name of business;
•The strategy and operations of Bridger continue Legacy Bridger’s former strategy and operations; and
•The Reverse Recapitalization created an operating public company, with management continuing to use Legacy Bridger operations to grow the business.
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
Liquidity
The Company had $845 thousand and $30,162 thousand of cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively. The Company had $12,573 thousand and $54,980 thousand of investments in debt securities classified as available-for-sale with short-term maturities of less than one year and carried at fair value as of June 30, 2023 and December 31, 2022, respectively.
The Company has entered into various term loan agreements and other long-term debt to fund the purchase of aircraft, finance the construction of aircraft hangars and to supplement its cash balance. As of June 30, 2023, the Company has $2,460 thousand of current portion of long-term debt, net of debt issuance costs. As of June 30, 2023, future contractual payments related to the construction of the third hangar are $759 thousand for the next twelve months.
The Company believes it will be sufficiently funded for its short-term liquidity needs and the execution of its business plan for at least 12 months following the date at which the unaudited condensed consolidated financial statements were filed. As of July 31, 2023, the Company has cash and cash equivalents of $2,562 thousand, restricted cash of $12,281 thousand and investments in debt securities classified as available-for-sale of $10,189 thousand.
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
Northern Fire Management Services, LLC (“NFMS, LLC”) is considered to be a VIE, as it lacks sufficient equity and is consolidated in the Company’s financial statements. For the three and six months ended June 30, 2022, Mountain Air, LLC (“MA, LLC”) was considered to be a VIE, as it lacked sufficient equity and is consolidated in the Company’s financial statements. For the three and six months ended June 30, 2023 and 2022 and the year ended December 31, 2022, NFMS, LLC held immaterial assets and liabilities in its financial statements. For the three and six months ended June 30, 2022, MA, LLC held immaterial assets and liabilities in its financial statements. For the three and six months ended June 30, 2023 and 2022 and the year ended December 31, 2022, the following entities were considered to be VIEs but were not consolidated in the unaudited condensed consolidated financial statements due to the lack of the power criterion or the losses/benefits criterion: AE Côte-Nord Canada (“Côte-Nord”) and Ensyn BioEnergy Canada, Inc.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Northern Fire Management Services, LLC: The Company assisted in designing and organizing NFMS, LLC with a business purpose of employing Canadian aviation professionals for the Company. A master services agreement exists between NFMS, LLC, the Company, and Bridger Air Tanker, LLC, a wholly owned subsidiary of the Company, to transfer all annual expenses incurred to the Company in exchange for the Canadian employees to support the Company’s water scooper aircraft. NFMS, LLC is 50% owned by a Canadian citizen, and 50% owned by Bridger Aerospace Group, LLC. The Company is responsible for the decisions related to all of NFMS, LLC’s expenditures, which solely relates to payroll. Based on these facts, it was determined that the Company is the primary beneficiary of NFMS, LLC. Therefore, NFMS, LLC has been consolidated by the Company. All intercompany expenses associated with NFMS, LLC and its service agreement have been eliminated in consolidation.
Mountain Air, LLC: As of November 7, 2022, MA, LLC was a wholly-owned subsidiary of Bridger. Prior to MA, LLC becoming a wholly-owned subsidiary of the Company, MA, LLC was owned 50% by Timothy Sheehy, the Chief Executive Officer and a director of Bridger, and 50% by an entity affiliated with Matthew Sheehy, a director of Bridger. MA, LLC is a Federal Aviation Administration (“FAA”) part 135 certificate holder and is designed to hold aerial firefighting contracts. Bridger Aviation Services, LLC (“Bridger Aviation”), a wholly-owned subsidiary of Bridger, was a party to a certain Management Services Agreement (the “Aviation Agreement”), dated April 13, 2018, with MA, LLC. Pursuant to the Aviation Agreement, Bridger Aviation leased certain aircraft to MA, LLC. MA, LLC operated the aircraft and paid Bridger Aviation a fee equal to 99% of all revenue it received from the use and deployment of Bridger Aviation’s aircraft. MA, LLC was obligated to operate and maintain the aircraft in accordance with applicable FAA standards.
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
Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation. The Company previously separately presented General and administrative and Business development operating expenses, which are now presented combined within “Selling, general and administrative expense” on the Unaudited Condensed Consolidated Statements of Operations. The reclassification had no impact on previously reported Net loss or Accumulated deficit.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Deferred Offering Costs
Deferred offering costs primarily consist of capitalized legal, accounting and other third-party costs incurred that are directly related to the Reverse Recapitalization, which has been accounted for as a reverse recapitalization. These costs were charged to Stockholders’ deficit as a reduction of Additional paid-in capital generated upon the completion of the Reverse Recapitalization. As of June 30, 2023, the Company charged $17,961 thousand to Stockholders’ deficit. As of June 30, 2023 and December 31, 2022, the Company recorded $388 thousand and $5,800 thousand of deferred offering costs in the Unaudited Condensed Consolidated Balance Sheets, respectively.
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
Contracts are based on either a Call-When-Needed (“CWN”) or Exclusive Use (“EU”) basis. Rates established are generally more competitive based on the security of the revenue from the contract (i.e., an EU versus only on an as-needed basis in CWN). These rates are delineated by the type of service, generally flight time or time available for deployment. Once an aircraft is deployed on a contract the fees are earned at these rates, the aircraft cannot be obligated to another customer. Contracts have no financing components and consideration is at pre-determined rates. No variable considerations are constrained within the contracts.
The transaction prices are allocated on the service performed and tracked real-time by each operator in a duty log. On at least a monthly basis, the services performed and rates are validated by each customer. Acceptance by the customer is evidenced by their funded task order or accepted invoice.
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Revenue Disaggregation
The following shows the disaggregation of revenue by service for the three and six months ended June 30, 2023 and June 30, 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Fire suppression	$10,449,427	$11,682,263	$10,449,427	$11,682,263
Aerial surveillance	1,123,753	1,002,025	1,123,753	1,002,025
Other services	42,100	69,383	407,473	138,675
Total revenues	$11,615,280	$12,753,671	$11,980,653	$12,822,963
The following shows the disaggregation of revenue by type for the three and six months ended June 30, 2023 and June 30, 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Flight revenue	$5,794,315	$6,417,520	$5,794,315	$6,417,520
Standby revenue	5,135,937	6,210,976	5,135,937	6,210,976
Other revenue	685,028	125,175	1,050,401	194,467
Total revenues	$11,615,280	$12,753,671	$11,980,653	$12,822,963
Concentration Risk
For the three months ended June 30, 2023, the Company had three customers who individually accounted for 41%, 30%, and 27% of total revenues, respectively. For the three months ended June 30, 2022, the Company had one customer who individually accounted for 99% of total revenues. For the six months ended June 30, 2023, the Company had three customers who individually accounted for 39%, 30%, and 26% of total revenues, respectively. For the six months ended June 30, 2022, the Company had one customer who individually accounted for 98% of total revenues. As of June 30, 2023, three customers accounted for 37%, 29%, and 27% of accounts receivable, respectively. As of December 31, 2022, one customer accounted for 62% of accounts receivable.
Hedging Transactions and Derivative Financial Instruments
The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as “market risks.” The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The Company manages interest rate risk through the use of derivative instruments, such as swap agreements. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. The Company does not enter into derivative financial instruments for trading purposes.
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income and are reclassified into the line item on the Unaudited Condensed Consolidated Statements of Comprehensive Loss in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of freestanding derivatives with no hedging designation are recorded in earnings through interest expense on the Unaudited Condensed Consolidated Statements of Operations.

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
Warrant Liabilities
The Company accounts for the Public Warrants and Private Placement Warrants (collectively, the “Warrants”) issued in connection with the Reverse Recapitalization in accordance with the guidance contained in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recorded in earnings through Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations.
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Net (Loss) Income Per Share
Basic net (loss) income per share is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted net (loss) income per share is based on the weighted average number of shares of Common Stock used for the basic net (loss) income per share calculation, adjusted for the dilutive effect of restricted stock units (“RSUs”), Warrants, and Incentive Units, if any, using the “treasury stock” method, the Series A Preferred Stock that is convertible into shares of Common Stock, and the Sponsor Earnout Shares that will fully vest upon certain stock price metrics being achieved. In addition, net (loss) income for diluted net (loss) income per share is adjusted for the after-tax impact of changes to the fair value of the Warrants, to the extent they are dilutive.
As noted above, the Company accounted for the Closing as a reverse recapitalization. Net (loss) income per share calculations for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares of Common Stock outstanding immediately after the Closing to effect the reverse recapitalization. Subsequent to the Closing, net (loss) income per share is calculated based on the weighted average number of shares of Common Stock outstanding.
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
Legacy Bridger granted Incentive Units which contain service and performance vesting conditions to select board members and an executive officer. Compensation cost for Incentive Units is measured at their grant-date fair value and is equal to the value of the Legacy Bridger’s Class D Common shares, which was estimated using an option pricing model. Compensation cost for service-based units is recognized over the requisite service period on a straight-line basis. For performance related units, expense is recognized when the performance related condition is considered probable.
In connection with the Closing, the Company along with the Board established and approved and assumed the Bridger Aerospace Group Holdings, Inc. 2023 Omnibus Incentive Plan (the “Plan”) which allowed the Company to grant RSUs to Bridger employees (the “Participants”). Upon satisfying the vesting conditions, each RSU provides the Participants the right to receive one share of Common Stock. The fair value of RSUs is determined based on the number of shares granted and the quoted market price of the Common Stock on the date of grant. Compensation cost for the RSUs is recognized as the performance condition of the Closing of the transaction was met and over the requisite service period based on the graded-vesting method. The Company accounts for forfeitures as they occur. Stock-based compensation is included in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations.
Advertising Expense
Advertising costs are expensed as incurred and are included in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations. Advertising expense for the three and six months ended June 30, 2023 was approximately $28 thousand and $52 thousand, respectively, and for the three and six months ended June 30, 2022 was approximately $316 thousand and $367 thousand, respectively.

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
Recently Issued Accounting Pronouncements
In June 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021, issued ASU No. 2021-01, Reference Rate Reform: Scope. These updates provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact of adopting the new accounting guidance on the Company’s unaudited condensed consolidated financial statements.
Note 3 – Cash Equivalents and Investments in Marketable Securities
The investments in marketable securities are classified as available-for-sale debt securities with short-term maturities of less than one year. The fair values, gross unrealized gains and losses of the available-for-sale securities by type are as follows:

	As of June 30, 2023	As of December 31, 2022
	Carrying Value
Cash equivalents
Commercial paper	$—	$29,890,313
Money market fund	858,047	12,640
Total cash equivalents	$858,047	$29,902,953
Restricted cash
Money market fund	$9,211,360	$9,284,362

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)

	As of June 30, 2023
	Purchase Price	Unrealized Gains	Unrealized Losses	Fair Value
Investment in marketable securities
Commercial paper	$4,746,204	$157,419	$—	$4,903,623
Corporate bonds and notes	2,960,620	24,420	—	2,985,040
Government securities	4,684,574	—	(287)	4,684,287
Total marketable securities	$12,391,398	$181,839	$(287)	$12,572,950

	As of December 31, 2022
	Purchase Price	Unrealized Gains	Unrealized Losses	Fair Value
Investment in marketable securities
Commercial paper	$32,635,849	$277,674	$—	$32,913,523
Corporate bonds and notes	15,413,122	3,668	—	15,416,790
Government securities	6,658,634	—	(8,791)	6,649,843
Total marketable securities	$54,707,605	$281,342	$(8,791)	$54,980,156
The net unrealized (loss) gain included in total other comprehensive loss for the three and six months ended June 30, 2023 is $(28) thousand and $290 thousand, respectively. The Company did not have investments in marketable securities during the three and six months ended June 30, 2022.
The proceeds from sales of available-for-sale securities and gross realized gains included in earnings from sales of available-for-sale securities for the six months ended June 30, 2023 are $42,724 thousand and $408 thousand, respectively. The Company determines gains and losses using the first-in first-out method. For the three and six months ended June 30, 2023, $208 thousand and $381 thousand has been reclassified out of accumulated other comprehensive income, respectively. There have been no impairments measured for the three and six months ended June 30, 2023 and June 30, 2022, respectively.
Note 4 – Aircraft Support Parts
Aircraft support parts consist of the following:

	As of June 30, 2023	As of December 31, 2022
Repairables and expendables	$434,894	$1,734,292
Other support parts	—	26,978
Total aircraft support parts	$434,894	$1,761,270
Note 5 – Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	As of June 30, 2023	As of December 31, 2022
Prepaid insurance	$1,669,771	$968,721
Prepaid subscriptions	1,173,256	770,724
Other current assets	49,213	95,587
Total prepaid expenses and other current assets	$2,892,240	$1,835,032

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Note 6 –Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following:

	As of June 30, 2023	As of December 31, 2022
Aircraft	$188,179,561	$160,113,061
Less: Accumulated depreciation	(20,344,539)	(16,783,360)
Aircraft, net	167,835,022	143,329,701
Construction-in-progress—Aircraft	—	16,992,010
Buildings	16,536,319	16,519,231
Vehicles and equipment	2,895,113	2,810,560
Construction-in-progress - Buildings	17,047,327	13,780,316
Finance lease right-of-use asset	130,378	130,378
Licenses	234,682	234,682
Less: Accumulated depreciation	(2,628,452)	(1,705,465)
Buildings and equipment, net	34,215,367	31,769,702
Total property, plant and equipment, net	$202,050,389	$192,091,413
For the three and six months ended June 30, 2023, the Company recorded $2,980 thousand and $3,985 thousand of depreciation expense in Cost of revenues, respectively, and $229 thousand and $948 thousand of depreciation expense in Selling, general and administrative expense, respectively. For the three and six months ended June 30, 2022, the Company recorded $2,468 thousand and $3,472 thousand of depreciation expense in Cost of revenues, respectively, and $333 thousand and $588 thousand of depreciation expense in Selling, general and administrative expense, respectively.
Aircraft are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In 2023, the Company identified indicators of impairment for one of the Twin Commander surveillance platforms. The Company determined this asset group is not a viable contract operating plane due to a significant adverse change in the physical state of the asset, preventing the asset from acting as a revenue generating asset and anticipating sure cash flow losses. The Company believes the lack of cash flow and continued maintenance expenditure render the carrying amount of the asset unrecoverable. For the three and six months ended June 30, 2023, the Company recorded total impairment charges of $627 thousand, respectively, in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company recorded no impairment charges, respectively.
For the three and six months ended June 30, 2023, the Company recorded a net loss on sale/disposal of assets of $300 thousand and $392 thousand, respectively, in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company recorded a loss on disposals of assets related to the obsolescence of an aging aircraft of zero and $781 thousand, respectively, in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations.
For the three and six months ended June 30, 2023, capitalized interest to equipment from debt financing was $429 thousand and $822 thousand, respectively. For the three and six months ended June 30, 2022, capitalized interest to equipment from debt financing was $89 thousand and $142 thousand, respectively. Aircraft that is currently being manufactured is considered construction in process and is not depreciated until the aircraft is placed into service. Aircraft that is temporarily not in service is not depreciated until placed into service.
Note 7 – Goodwill and Intangible Assets, Net
The Company’s goodwill originated from the acquisition of MA, LLC in April 2018. The carrying amount of goodwill was $2,458 thousand as of June 30, 2023 and December 31, 2022, respectively. There were no impairment charges recorded for goodwill for the three and six months ended June 30, 2023 and 2022, respectively.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Intangible assets consisted of the following:

		As of June 30, 2023
	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	10	$67,623	$(50,558)	$17,065
Internal-use software	3	296,675	(158,371)	138,304
Total intangible assets		$364,298	$(208,929)	$155,369

		As of December 31, 2022
	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	10	$67,623	$(47,177)	$20,446
Internal-use software	3	296,675	(108,925)	187,750
Total intangible assets		$364,298	$(156,102)	$208,196
Amortization expense for intangible assets and other noncurrent assets was approximately $27 thousand and $53 thousand for the three and six months ended June 30, 2023, respectively, and $27 thousand and $35 thousand for the three and six months ended June 30, 2022, respectively. Amortization expense is included in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 8 – Other Noncurrent Assets
Other noncurrent assets consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Investment in Overwatch	$1,000,000	$1,000,000
Operating lease right-of-use asset	1,638,130	671,054
Interest rate swap	1,338,801	1,407,135
Prepaid subscriptions	3,574,764	1,246,128
Other assets	31,908	31,908
Total other noncurrent assets	$7,583,603	$4,356,225

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Note 9 – Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Accrued salaries, wages, and bonuses	$484,340	$6,515,774
Finance right-of-use liability	56,012	68,310
Accrued professional fees	87,961	2,291,469
Embedded derivative of Legacy Bridger Series C Preferred Shares	—	1,039,330
Embedded derivative of Series A Preferred Stock	815,250	—
Warrant liabilities	5,329,975	—
Deferred underwriting fee payable	1,500,000	—
Freestanding derivative on Legacy Bridger Series C Preferred Shares	—	2,186,283
Accrued interest expense and other accrued liabilities	6,414,132	6,614,065
Total accrued expenses and other liabilities	14,687,670	18,715,231
Less: Current accrued expenses and other current liabilities	(7,823,154)	(18,669,572)
Total long-term accrued expenses and other noncurrent liabilities	$6,864,516	$45,659
On May 24, 2023, the Company issued $4.9 million in Class A Common Stock in lieu of bonuses paid for the bonus pool accrued as of December 31, 2022. The Company’s bonus pool was accrued throughout the year and was based upon 2022 performance milestones. On August 19, 2022, the Company also granted $10.1 million of discretionary cash bonuses to employees and executives in connection with the issuance of the Legacy Bridger Series C Preferred Shares, issuance of the taxable industrial development revenue bond transaction under the CUSIP of Gallatin County for $160,000 thousand (“2022 Bonds”) and execution of the Transaction Agreements.
Warrant liabilities
The warrant liabilities consist of the following Warrants issued by the Company in connection the Reverse Recapitalization:
Public Warrants
The Company issued Public Warrants to purchase 17,250,000 shares of Common Stock at an exercise price of $11.50 per share in exchange for the 17,250,000 JCIC warrants originally issued by JCIC in its initial public offering. The Warrants may only be exercised for a whole number of shares of Common Stock. The exercise price and number of shares of Common Stock issuable upon exercise of the Warrants may also be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger or consolidation. In no event will the Company be required to net cash settle any Warrant.
The Warrants became exercisable 30 days following the Reverse Recapitalization and will expire January 24, 2028.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Under certain circumstances, the Company may elect to redeem the Public Warrants at a redemption price of $0.01 per Public Warrant at any time during the term of the warrant in which the Common Stock trading price has been at least $18.00 per share for 20 trading days within the 30 trading-day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders. If the Company elects to redeem the Public Warrants, it must notify the Public Warrant holders in advance, who would then have at least 30 days from the date of notification to exercise their respective warrants. If the warrant is not exercised within that 30-day period, it will be redeemed pursuant to this provision. The Company may also elect to redeem the outstanding Warrants at a redemption price of $0.10 per Warrant at any time during the term of the Warrant in which the Common Stock trading price is between $10.00 per share and $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganization, recapitalizations and the like) for any 20 trading days within the 30 trading-day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders. In such case, the Warrant holders will be able to exercise their Warrants on a cashless basis prior to the redemption for a number of shares of our Common Stock determined based on the redemption date and the fair market value of the Common Stock.
As of June 30, 2023, the Company had 17,250,000 outstanding Public Warrants to purchase 17,250,000 shares of Common Stock. The Public Warrants are liability-classified with a balance of $3,450 thousand and a fair value of $0.20 per warrant as of June 30, 2023.
Private Placement Warrants
The Company issued Private Placement Warrants to purchase 9,400,000 shares of Common Stock at an exercise price of $11.50 per share in exchange for the 9,400,000 JCIC warrants originally purchased in a private placement by JCIC Sponsor, LLC (“JCIC Sponsor”) contemporaneously with JCIC’s initial public offering. JCIC Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than JCIC Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.
As of June 30, 2023, the Company had 9,400,000 outstanding Private Placement Warrants to purchase 9,400,000 shares of Common Stock. The Private Placement Warrants are liability-classified with a balance of $1,880 thousand and a fair value of $0.20 per warrant as of June 30, 2023.
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
The Company had the following interest rate swap designated as a cash flow hedge:

As of June 30, 2023
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$10,788,441	$1,338,801	3.887%	1 Month LIBOR + 2.5%

As of December 31, 2022
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$11,110,484	$1,407,135	3.887%	1 Month LIBOR + 2.5%
The Company accounts for the interest rate swap as a cash flow hedge for accounting purposes under US GAAP. The Company reflects the effect of this hedging transaction in the unaudited condensed consolidated financial statements. The unrealized gain is reported in other comprehensive income. If the Company terminates the interest rate swap agreement, the cumulative change in fair value at the date of termination would be reclassified from Accumulated other comprehensive income, which is classified in stockholders’ deficit, into earnings on the Unaudited Condensed Consolidated Statements of Operations. No amounts were reclassified relating to the Company’s designated cash flow hedge during the six months ended June 30, 2023 and during the year ended December 31, 2022.
Freestanding Derivative
On April 9, 2022, JPMorgan Chase Funding Inc. (“JPMCF”) entered into a letter agreement with the Company to receive an excess hold fee of 5% of the aggregate initial stated value of the Legacy Bridger Series C Preferred Shares held by JPMCF in excess of $157,894,736.84 as of March 15, 2023. The excess hold fee was considered a freestanding derivative instrument until March 15, 2023 and became a fee payable thereafter. The Company paid $1,119 thousand of the excess hold fee in June 2023. As of June 30, 2023, the remaining $1,118 thousand is payable and recorded in Accounts payable on the Unaudited Condensed Consolidated Balance Sheets.
As of December 31, 2022, the fair value of the freestanding derivative on Legacy Bridger Series C Preferred Shares was $2,186 thousand. Realized gains and losses arising from changes in fair value of the freestanding derivative are recorded in earnings. For the three and six months ended June 30, 2023, the Company recorded a realized loss of zero and $51 thousand in interest expense on the Unaudited Condensed Consolidated Statements of Operations, respectively.
Note 11—Fair Value Measurements
Long-term debt, net of debt issuance costs
As of June 30, 2023, the Company had $156,715 thousand of fixed rate and $50,806 thousand of variable rate debt outstanding, respectively. The majority of the fixed rate debt is based on current market rates. The Company estimated the fair value of the fixed rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. The variable rate debt approximates fair value based on the closing or estimated market prices of similar securities comparable to the Company’s debts as of June 30, 2023 and December 31, 2022. Debt financing activities and loan agreements are further described in “Note 12 – Long-Term Debt.”
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
The following tables summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of June 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$844,582	$—	$—
Cash equivalents:
Money market fund	—	—	—
Total Cash and cash equivalents	844,582	—	—
Restricted cash:
Money market fund	9,211,360	—	—
Other restricted cash	3,028,459	—	—
Total Restricted cash	12,239,819	—	—
Investments in marketable securities	—	12,572,950	—
Interest rate swap	—	1,338,801	—
Total assets	$13,084,401	$13,911,751	$—
Liabilities
Warrant liabilities – Public Warrants	$3,450,000	$—	$—
Warrant liabilities – Private Placement Warrants	—	1,880,000	—
Embedded derivative of Series A Preferred Stock	—	—	815,250
Total liabilities	$3,450,000	$1,880,000	$815,250

	As of December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$259,522	$—	$—
Cash equivalents:
Commercial paper	—	29,890,313	—
Money market fund	12,640	—	—
Total Cash and cash equivalents	272,162	29,890,313	—
Restricted cash:
Money market fund	9,284,362	—	—
Other restricted cash	3,012,789	—	—
Total Restricted cash	12,297,151	—	—
Investments in marketable securities	—	54,980,156	—
Interest rate swap	—	1,407,135	—
Total assets	$12,569,313	$86,277,604	$—
Liabilities
Freestanding derivative on Legacy Bridger Series C Preferred Shares	$—	$—	$2,186,283
Embedded derivative of Legacy Bridger Series C Preferred Shares	—	—	1,039,330
Total liabilities	$—	$—	$3,225,613

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
Mandatorily Redeemable Legacy Bridger Series B Preferred Shares
The Company’s mandatorily redeemable Legacy Bridger Series B Preferred Shares are measured at fair value based on capital contributions, plus accrued but unpaid interest. The Legacy Bridger Series B Preferred Shares were redeemed during the year ended December 31, 2022 as furthered discussed in “Note 18 – Mandatorily Redeemable Preferred Shares.”
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
Warrant Liabilities
The Company issued Warrants in connection with the Reverse Recapitalization. The Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value are recorded in earnings through Selling, general and administrative expense on the Consolidated Statements of Operations.

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
The Public Warrants are redeemable at any time during the term of the warrant in which the Common Stock share trading price has been at least $18.00 per share for 20 trading days within the 30 trading-day period. JCIC Sponsor can redeem both the Private Placement Warrants and the Public Warrants when the stock price is between $10.00 to $18.00. As such, it is economically beneficial for the Company to redeem the Private Placement Warrants any time before the stock price crosses the $18.00 threshold. Therefore, the Warrants have similar economic value, hence Private Placement Warrants are deemed to have the same value as the Public Warrants and are classified Level 2 of the fair value hierarchy. Refer to “Note 9 – Accrued Expenses and Other Liabilities” for additional details.
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
As of June 30, 2023 and December 31, 2022, the Company did not have any significant assets or liabilities that were remeasured at fair value on a non-recurring basis in periods subsequent to initial recognition.
Note 12 – Long-Term Debt
Long-term debt consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Permanent loan agreement, dated August 21, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing August 21, 2035	$18,734,612	$18,852,476
Permanent loan agreement, dated October 1, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing October 1, 2035	18,797,058	18,924,229
Term loan agreement dated September 30, 2019, LIBOR + 2.5%, maturing March 15, 2030	10,788,441	11,110,484
Term loan agreement dated February 3, 2020, LIBOR + 2.5%, maturing February 3, 2027	4,092,000	4,371,000
Taxable industrial revenue bonds, dated July 21, 2022, 11.5% interest rates, maturing September 1, 2027	160,000,000	160,000,000
Various term loan agreements, with earliest start at September 9, 2021, 5-5.5% interest rates, latest maturation on November 17, 2027	282,537	317,073
Loans payable	212,694,648	213,575,262
Less: noncurrent debt issuance costs	(4,178,819)	(4,664,552)
Less: current debt issuance costs	(995,365)	(993,157)
Less: current portion of long-term debt, net of debt issuance costs	(2,459,654)	(2,445,595)
Total long-term debt, net of debt issuance costs	$205,060,810	$205,471,958

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
2020 Loan Agreements
In 2020, the Company entered into two separate credit facilities brokered through Live Oak Bank (“LOB”) and backed by the U.S. Department of Agriculture for the completed purchase of the Company’s first two Viking Air Limited (“Viking”) Cl415EAF aircraft. The Company issued two $19,000 thousand promissory notes to LOB, established as 15-year maturity, first 2 years interest only payments monthly, then 13-year term principal plus interest due monthly at the rate of the greater of prime plus 1.5% or 4.75% per annum. The first of these notes was issued on August 21, 2020 and the second was issued October 1, 2020 to BAT1, LLC and BAT2, LLC, respectively. Debt issuance costs for BAT1 and BAT2 were $951 thousand and $877 thousand, respectively. Both of these notes are subject to financial covenants requiring the Company to maintain a debt service coverage ratio (“DSCR”), generally calculated as the ratio of the net cash flow (as defined in the applicable note agreements) to the amount of interest and servicing fees required to be paid over the succeeding 12 months on the principal amount of the note, as applicable, that will be outstanding on the payment date following such date of determination, that exceeds 1.25x at the aircraft or entity level and for the Company’s debt to worth ratio to not exceed 5.00x at the aircraft or entity level.
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
Both of these notes with RMB are subject to financial covenants requiring the Company to maintain a DSCR, calculated as the ratio of adjusted EBITDA (as defined in the applicable note agreements) to the amount of interest and principal payments for the fiscal year ending on the compliance date, that exceeds 1.25x for the Company. These notes are also subject to financial covenants requiring the Company to maintain a Senior Leverage Ratio on a quarterly basis not to exceed 7.00 to 1.00 through Quarter 3, 2024, 6.00 to 1.00 through Quarter 3, 2025 and 5.00 to 1.00 thereafter. This is calculated as Total Funded Senior Debt (as defined in the applicable note agreements) less municipal debt, divided by adjusted EBITDA (as defined in the applicable note agreements).
As of December 31, 2022, the Company was not in violation of the Senior Leverage Ratio requirement related to the credit facilities entered with RMB, as RMB amended the loan agreements prior to year-end. These amendments modified the definition of EBITDA to be used in the Senior Leverage Ratio calculation to include certain allowable addbacks and modified the timing requirement of the Senior Leverage Ratio. As of June 30, 2023, the Company was in violation of the Senior Leverage Ratio requirement related to the credit facilities entered with RMB. The calculation for this RMB covenant based on quarterly financials is a violation for only June 30, 2023. The acceleration of the obligation has been waived for the most recent quarter.
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
On July 21, 2022, upon the closing of the 2022 Bonds, the Company redeemed in full the 2021 Bonds, and recorded a loss of $845 thousand on debt extinguishment in Other (expense) income in the Condensed Consolidated Statements of Operations.
The Company re-entered into a new short-term loan to finance aviation insurance premiums with IPFS on November 18, 2021. This was financed for $610 thousand with a maturity of one year and at a rate of 3.89%. No debt issuance costs were incurred.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
The Company entered into various term loan agreements for the purchase of vehicles through First Interstate Bank with the earliest date of September 9, 2021. These loans ranged from $29 thousand to $66 thousand and were at rates from 5% to 5.5% and at durations from 5 to 6 years, with the latest maturation on November 17, 2027.
2022 Loan Agreements
The Company entered into two term loan agreements for the purchase of vehicles through First Interstate Bank with the date of April 21, 2022. These loans were for $65 thousand and $72 thousand and were at a rate of 4.8% and at a duration of 5 years, with the maturation on May 5, 2027.
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
Amortization of debt issuance costs was $245 thousand and $484 thousand for the three and six months ended June 30, 2023, respectively, and $45 thousand and $90 thousand for the three and six months ended June 30, 2022, respectively.
Note 13 – Commitments and Contingencies
Legal Matters
The Company is involved in legal proceedings and litigation in the ordinary course of business. Other than routine litigation incidental to the Company’s business, there are no material pending legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.
Commitments
On April 13, 2018, the Company executed an aircraft purchase agreement with Longview Aviation Asset Management, Inc. and Viking for the purchase of six Viking CL415EAF aircraft. For the six months ended June 30, 2023, the Company paid $9,098 thousand and received its 6th Viking CL415EAF, the remaining aircraft under the aircraft purchase agreement. Un-invoiced commitments were $18,196 thousand as of December 31, 2022.
On March 23, 2022, the Company entered into an agreement with Sievert Construction, Inc (“Sievert”) for the construction of a hangar at the Bozeman Yellowstone International Airport in Belgrade, Montana. Payments made under the agreement were $1,567 thousand and $1,926 thousand for the three and six months ended June 30, 2023. Un-invoiced commitments were $759 thousand and $3,756 thousand as of June 30, 2023 and December 31, 2022, respectively.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
As of June 30, 2023, future payments related to the construction of the hangar are as follows:

As of June 30, 2023:	Hangar
Remainder of 2023	$758,960
2024	—
2025	—
2026	—
2027	—
Thereafter	—
Total	$758,960
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
Overwatch agrees to provide the products and services at a discount to the Company under the Collaboration Agreement. Overwatch’s products and services under the Collaboration Agreement include, but not limited to, imaging systems, software engineer labor related to software-as-a-service support, labor related to sensor operations, and cloud-based image data web service. In exchange, the Company agrees to pay Overwatch a 7.5% share of revenue from FireTrac on a quarterly basis. FireTrac has not generated revenue since the Company entered into the Collaboration Agreement.
The Collaboration Agreement will end upon termination by (i) a mutual agreement between the Company and Overwatch, (ii) either or both parties upon revenue payment to Overwatch not meeting certain thresholds stipulated in the Collaboration Agreement within the second, third, or fourth anniversary of the effective date of the Collaboration Agreement, or (iii) either party upon a material breach of the Collaboration Agreement uncured within thirty (30) days after written notice from the non-breaching party.
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
For the three and six months ended June 30, 2022, the Company recorded $145 thousand and $577 thousand of purchases of imaging systems under the Collaboration Agreement in Property, plant and equipment, net, and did not make any purchases during the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2023, the Company recorded $15 thousand and $26 thousand of engineering services provided by Overwatch under the Collaboration Agreement in Selling, general and administrative expense, respectively.
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
For the Time-Vesting Incentive Units, compensation cost is recognized over the requisite service period on a straight-line basis. Upon a qualifying change of control event, the unrecognized compensation expense related to the Time-Vesting Incentive Units will be recognized when the change of control event is considered probable. For the Exit-Vesting Incentive Units, expense is recognized when a qualifying change of control event is considered probable, which has not occurred as of June 30, 2023. Forfeitures are accounted for as they occur.
Compensation cost for the Incentive Units is measured at their grant-date fair value.
The fair value of the Incentive Units is derived through an option pricing model, which incorporates various assumptions. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed equity volatility for comparable companies. The expected time to liquidity event is based on management’s estimate of time to an expected liquidity event. The dividend yield was based on the Company’s expected dividend rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues. The weighted-average assumptions the Company used in the option pricing model for 2021 are as follows:

Dividend yield (%)	0
Expected volatility (%)	46.5
Risk-free interest rate (%)	1.26
Term (in years)	5.00
Discount for lack of marketability (%)	30
Incentive Unit activity under the Plan for the period from January 1, 2022 to June 30, 2023 was as follows:

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted average grant date fair value	Number of Awards	Weighted average grant date fair value
Unvested as of January 1, 2022	242,424	$0.15	80,808	$0.11
Granted	—	—	—	—
Vested	80,808	0.11	—	—
Forfeited	—	—	—	—
Unvested as of December 31, 2022	161,616	$0.17	80,808	$0.11
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested as of June 30, 2023	161,616	$0.17	80,808	$0.11
For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense related to incentive units of $2 thousand and $5 thousand within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations, respectively. For the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense related to incentive units of $2 thousand and $5 thousand within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations, respectively. As of June 30, 2023, there was $22 thousand and $9 thousand of unrecognized compensation expense related to the unvested Time-Vesting Incentive Units and Exit-Vesting Incentive Units, respectively. As of December 31, 2022, there was $27 thousand and $9 thousand of unrecognized compensation expense related to the unvested Time-Vesting Incentive Units and Exit-Vesting Incentive Units, respectively.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Restricted Stock Units
In January 2023, in connection with the Closing, the Company and its Board established and approved and assumed the Plan, which allowed the Company to grant RSUs to Bridger employees (the “Participants”). RSUs are settled in shares of Common Stock as the RSUs become vested. The RSUs accrue dividend equivalents associated with the underlying shares of Common Stock as the Company declares dividends. Dividends will be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest.
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
On April 13, 2023, the Company granted 2,234,750 RSUs to all employees of the Company. These RSUs vest over a period of one to six years, subject to the participant’s continued employment. The fair value of the RSUs that vest over time is the closing stock price on the date of grant. Upon vesting of the award, the Company will issue shares of Common Stock to the award holder.
The following is a summary of RSU activity for the period ended June 30, 2023:

	Management Awards		Employee Awards
	Number of Awards	Weighted average grant date fair value	Number of Awards	Weighted average grant date fair value
Unvested as of December 31, 2022	—	$—	—	$—
Granted	6,581,496	9.76	2,234,750	4.56
Forfeited	—	—	—	—
Vested	(2,400,354)	9.00	—	—
Unvested as of June 30, 2023	4,181,142	$10.19	2,234,750	$4.56
The total fair value of RSUs vested during the six months ended June 30, 2023 was $21,603 thousand.
For the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense related to RSUs of $6,449 thousand and $32,046 thousand within Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2023, total compensation cost related to all RSUs not yet recognized was $42,285 thousand, which is expected to be recognized over a weighted-average period of 1.52 years.
Note 16 – Related Party Transactions
For the three and six months ended June 30, 2023, the Company earned $112,210 and $433,454, respectively, in revenues due to labor, maintenance and improvements to an aircraft under the ownership of Mr. Timothy Sheehy, the Chief Executive Officer. As of June 30, 2023, the Company had $427,454 in accounts receivable related to the revenues earned for the three and six months ended June 30, 2023.
On July 21, 2022, the Company closed on the 2022 Bonds, upon which the Company received from aggregate proceeds of $135,000 thousand on July 21, 2022 and $25,000 thousand on August 10, 2022. In connection with the original issuance, three senior executives of the Company purchased approximately $10,000 thousand of the 2022 Bonds, which purchases were entered into on an arm’s length basis during the public offering for the 2022 Bonds, and on the same terms and conditions that were offered to all Bond purchasers. The Company paid zero and $575 thousand in interest to these three bond holders during the three and six months ended June 30, 2023, respectively, and incurred approximately $279 thousand and $563 thousand in interest for the three and six months ended June 30, 2023, respectively. Refer to “Note 12 – Long-Term Debt.”

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
Prior to the consummation of the qualified public offering, the Legacy Bridger Series C Preferred Shares accrued interest daily at 7% per annum for the first year, 9% per annum for the second year and 11% per annum thereafter and were compounded semi-annually at June 30th and December 31st of each year. Following the consummation of a qualified public offering, the Legacy Bridger Series C Preferred Shares were to accrue interest daily at 7% per annum for the first 6 years, 9% per annum for the seventh year and 11% per annum thereafter, compounded semi-annually. Accrued interest for the Legacy Bridger Series C Preferred Shares was $15,344 thousand as of December 31, 2022 recorded to increase the redemption amount in mezzanine equity.
Upon the Closing, Legacy Bridger surrendered and exchanged all 315,789.473684 issued and outstanding Legacy Bridger Series C Preferred Shares into 315,789.473684 shares of Series A Preferred Stock. The Company’s Certificate of Incorporation included provisions of the Legacy Bridger Series C Preferred Shares that were already in effect prior to the consummation of the Reverse Recapitalization. As a result of the Reverse Recapitalization, the maximum redemption value of the Company’s Series A Preferred Stock changed to approximately $332,659 thousand and excluded the 50% multiplier which had historically been included in the maximum redemption value of Legacy Bridger Series C Preferred Shares.
The Legacy Bridger Series C Preferred Shares were convertible at the election of the holder into shares of Legacy Bridger’s Class B common stock after the occurrence of certain specified events, including after a qualified public offering, without the payment of additional consideration by the holder into such number of Legacy Bridger Class B common stock as determined by dividing the original issue price, plus accrued interest by a conversion price in effect at the time of conversion. The conversion price of Legacy Bridger Series C Preferred Shares was initially equal to $12.929104. The applicable conversion price was subject to future adjustments upon the occurrence of a qualified public offering.
The Legacy Bridger Series C Preferred Shares were mandatorily redeemable by Legacy Bridger on April 25, 2032 at an amount dependent on whether the redemption occurs prior or following a qualified public offering. If the mandatory redemption occurs prior to the consummation of a qualified public offering, the redemption amount was equal to the stated value, plus the initial issue price multiplied by 50%, plus accrued but unpaid interest. If the mandatory redemption occurs following the consummation of a qualified public offering, the redemption amount was equal to the stated value, plus accrued but unpaid interest. The Legacy Bridger Series C Preferred Shares were also redeemable upon certain triggering events outside of the control of Legacy Bridger. The redemption events include redemption by the holder after March 29, 2027 and prior to a qualified public offering, or a fundamental change in Legacy Bridger’s voting and governance structure such as the sale of Legacy Bridger or its subsidiaries representing more than 50% of Legacy Bridger’s voting stock or a similar liquidity event.
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
The Company identified certain conversion and redemption features that are required to be bifurcated from the host instrument as embedded derivative liabilities. The Legacy Bridger Series C Preferred Shares contained a clause which allowed for an increase of 2% interest per annum to be accrued by the holders of the Legacy Bridger Series C Preferred Shares in the event of a default under certain financing facilities, including noncompliance with certain financial covenants, during the period from 30 days after the occurrence of such default until such default was cured or remediated. The Company expected to be exposed to the 2% interest rate increase for no more than 2 months. As of December 31, 2022, the fair value of the embedded derivative was $1,039 thousand recorded as a liability in the Condensed Consolidated Balance Sheets and remeasured to fair value at each balance sheet date with changes in fair value recorded within Interest expense in the Condensed Consolidated Statements of Operations. The Company also entered into a letter agreement with JPMCF on April 9, 2022 to pay an excess hold fee of 5% of the aggregate initial stated value of the Legacy Bridger Series C Preferred Shares held by JPMCF in excess of $157,894,736.84 as of March 15, 2023. Further details of the freestanding derivative and subsequent excess hold fee payable are described in “Note 10 – Interest Rate Swap and Freestanding Derivative.”
The Company determined the fair value of the other features requiring bifurcation, both individually and in the aggregate were immaterial at inception and as of December 31, 2022. The fair value of these features will be assessed at each reporting date and will be recognized and remeasured at fair value, if material.
As of December 31, 2022, it was probable that the Legacy Bridger Series C Preferred Shares may become redeemable at either the holder’s option on or after March 29, 2027 and prior to the consummation of a qualified public offering or in the event of a qualified public offering. The Company elected to recognize changes in redemption value immediately, adjusting the Legacy Bridger Series C Preferred Shares to the maximum redemption value at each reporting date. As of December 31, 2022, the Legacy Bridger Series C Preferred Shares were carried at their redemption value of $489,022 thousand.
Series A Preferred Stock
The Series A Preferred Stock are convertible at the election of the holders into shares of Common Stock, without the payment of additional consideration by the holders into such number of shares of Common Stock as determined by dividing the original issue price, plus accrued interest by a conversion price equal to $11 at the time of conversion.
Shares of Series A Preferred Stock are mandatorily redeemable by the Company on April 25, 2032 at a redemption amount that is equal to the stated value, plus accrued but unpaid interest. Accrued interest for the Series A Preferred Stock was $10,080 thousand as of June 30, 2023. Shares of Series A Preferred Stock are also redeemable upon certain triggering events outside of the control of the Company. The triggering events include redemption by the holder on or after April 25, 2027, or a fundamental change in the Company’s voting and governance structure such as the sale of the Company or its subsidiaries representing more than 50% of the Company’s voting stock or a similar liquidity event.
As of the Closing Date and June 30, 2023, it is probable that the Series A Preferred Stock may become redeemable on April 25, 2032. The Company has elected to recognize changes in redemption value immediately, adjusting the preferred stock to the maximum redemption value at each reporting date. Upon Closing, the Series A Preferred Stock had both a carrying value and redemption value of $332,659 thousand, the 50% multiplier, valued at $156,363 thousand, was removed. As of June 30, 2023, the Series A Preferred Stock had both a carrying value and redemption value of $342,739 thousand. Refer to table below.
As of June 30, 2023 the fair value of the embedded derivative related to the event of default is $815 thousand recorded as a liability on the Unaudited Condensed Consolidated Balance Sheets and remeasured to fair value at each balance sheet date with changes in fair value recorded within Interest expense or income on the Unaudited Condensed Consolidated Statements of Operations.
The Company determined the fair value of the other features requiring bifurcation, both individually and in the aggregate were immaterial at June 30, 2023. The fair value of these features will be assessed at each reporting date and will be recognized and remeasured at fair value, if material.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Additionally, the reduction of the conversion price from $12.9 to $11 triggered a down round conversion feature embedded in the Series A Preferred Stock upon Closing. The Company recognized the value of the effect of a down round feature as a deemed dividend, increasing loss available to common stockholders in the computation of the net (loss) income per share by approximately zero and $48 million during the three and six months ended June 30, 2023. As of June 30, 2023, there are 31,158,962 shares of Common Stock issuable upon conversion.

	Redeemable Series A Preferred Stock
	Shares	Amounts
Issued as of the Closing Date	315,789.473684	$332,658,947
Adjustment to maximum redemption value	—	10,080,022
Balance as of June 30, 2023	315,789.473684	$342,738,969

	Redeemable Legacy Bridger Series C Preferred Shares
	Shares	Amounts
Issuance of Legacy Bridger Series C Preferred Shares	315,789.473684	$288,332,735
Adjustment to maximum redemption value	—	202,688,810
Balance as of December 31, 2022	315,789.473684	$489,021,545
Note 18 – Mandatorily Redeemable Preferred Shares
Legacy Bridger Series B Preferred Shares
Legacy Bridger had 60,000,000 Legacy Bridger Series B Preferred Shares issued and outstanding as of December 31, 2021 at $1.00 per share. The Legacy Bridger Series B Preferred Shares were non-voting and accrued interest at 17.5% per annum, compounded quarterly. A mandatory redemption period was required for the Legacy Bridger Series B Preferred Shares plus their accrued interest in March of 2022.
The shares were mandatorily redeemable by Legacy Bridger at an amount equal to the capital contribution, plus accrued but unpaid interest on the earlier of certain redemption events or March 31, 2022. The redemption events included the sale of Legacy Bridger or its subsidiaries representing more than 50% of Legacy Bridger’s voting stock or assets, a qualified IPO or a similar liquidity event. The shares were redeemable at any time at the option of Legacy Bridger at a redemption price equal to face value, plus accrued, but unpaid interest. The shares had preference to the common shares of Legacy Bridger, were non-voting and did not participate in the earnings of Legacy Bridger. These Legacy Bridger Series B Preferred Shares accrued interest at 17.5% annually, compounded quarterly. If not redeemed on or prior to March 31, 2022, the Legacy Bridger Series B Preferred Shares would have accrued interest at 21.5% annually, compounded quarterly.
As the Legacy Bridger Series B Preferred Shares were mandatorily redeemable at a specified date, the security was classified as a liability on the Unaudited Condensed Consolidated Balance Sheets.
On April 25, 2022, Legacy Bridger used a portion of the proceeds from the issuance of the Legacy Bridger Series C Preferred Shares to redeem all 60,000,000 of Legacy Bridger’s outstanding Legacy Bridger Series B Preferred Shares for $69,999 thousand, inclusive of $9,999 thousand in accrued interest. There were no Legacy Bridger Series B Preferred Shares as of June 30, 2023 and December 31, 2022.
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
On April 25, 2022, Legacy Bridger used the proceeds from the issuance of the Legacy Bridger Series C Preferred Shares to redeem 4,444,444 shares of the Legacy Bridger Series A-1 and A-2 Preferred Shares for $100,000 thousand. The loss on redemption of $34,622 thousand was reflected as a reduction to Accumulated deficit on the Unaudited Condensed Consolidated Balance Sheets.
On April 25, 2022, Legacy Bridger and its investors included a new mandatory redemption provision requiring the Legacy Bridger Series A-1 and Series A-2 Preferred Shares to be redeemed on April 25, 2032. Due to the mandatory redemption provision, the Legacy Bridger Series A-1 and A-2 Preferred Shares have been reclassified from mezzanine equity to liability. Legacy Bridger elected the fair value option to measure the modification of the Legacy Bridger Series A-1 and A-2 Preferred Shares, recording a value of $132,331 thousand at modification. The modification of the Legacy Bridger Series A-1 and A-2 Preferred Shares have been accounted for as an extinguishment, with the change in fair value of $45,609 thousand recorded to Accumulated deficit on the Unaudited Condensed Consolidated Balance Sheets with no gain or loss recorded to net loss. The loss on extinguishment has been included in net loss attributable to common shareholders used to calculate net loss per share.
The Legacy Bridger Series A-1 and A-2 Preferred Shares accrued interest on a liquidation preference defined as the combined capital contributions plus accrued preferred interest amounts at a rate of 12% per annum.
The Legacy Bridger Series A-1 and A-2 Preferred Shares were redeemable upon certain triggering events outside of the control of Legacy Bridger in the event of board expansion and deemed liquidation. Failure to pay the Legacy Bridger Series A-1 and A-2 Preferred Shares interest amount on a timely basis would trigger a board expansion event that provided the holders of the Legacy Bridger Series A-1 and A-2 Preferred Shares the option to obtain control of Legacy Bridger’s board of directors and initiate a triggering event. The triggering events included the sale of Legacy Bridger or its subsidiaries representing more than 50% of Legacy Bridger’s voting stock or assets, a qualified IPO or a similar liquidity event. The Legacy Bridger Series A-1 and A-2 Preferred Shares were redeemable at any time at the option of Legacy Bridger at a redemption price equal to the greater of the product of the investment amount multiplied by 2.25 plus any indemnification amounts or aggregate liquidation preference.
Legacy Bridger identified certain redemption features that would be required to be considered for bifurcation. Legacy Bridger elected the fair value option and as such, valued the host preferred shares and embedded features as one instrument.
On July 21, 2022 and August 10, 2022, Legacy Bridger used the proceeds from the 2022 Bonds plus cash on hand to redeem in full the remaining 6,055,556 shares of the Legacy Bridger Series A-1 and A-2 Preferred Shares for aggregate proceeds of $136,250 thousand. The fair values of the Legacy Bridger Series A-1 and A-2 Preferred Shares were increased by $3,919 thousand from interest accrued since the modification on April 25, 2022 and no gain or loss were recorded to net loss upon extinguishment. There were no Legacy Bridger Series A Preferred Shares outstanding as of June 30, 2023 and December 31, 2022.
Note 19 – Income Taxes
As a result of the Reverse Recapitalization, the Company became the successor of Legacy Bridger, as discussed in “Note 1 – Organization and Basis of Presentation,” which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Legacy Bridger’s net income or loss is allocated among the members in accordance with the Company’s operating agreement, and federal income taxes are not payable or provided for by Legacy Bridger. Members are taxed individually on their pro rata ownership share of Legacy Bridger’s earnings. Subsequent to the Reverse Recapitalization, the Company became the successor of Legacy Bridger. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to net taxable income or loss and any related tax credits of the Company.
The effective tax rate was 0% for three and six months ended June 30, 2023, respectively. The tax rate differs from the federal statutory rate as a result of the full valuation allowance recognized against the Company’s deferred tax assets.
As a result of the Reverse Recapitalization, the Company recognized a deferred tax asset to account for the difference between the Company’s book and tax basis in its investment in Legacy Bridger. Tax basis exceeds book basis largely because of the tax basis step-up created in various business and equity transactions prior to the Reverse Recapitalization.

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
Note 20 – Net (Loss) Income Per Share
Basic and diluted net (loss) income per share of Common Stock is calculated in accordance with ASC 260, Earnings per share. Net (loss) income per Common Stock – basic is calculated by dividing net (loss) income attributable to Common Stockholders by the weighted-average shares of Common Stock outstanding.
Net (loss) income per Common Stock – diluted is based on the average number of shares of Common Stock used for the basic earnings per share calculation, adjusted for the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. Net (loss) income attributable to Common Stockholders – diluted is adjusted for the impact of changes in the fair value of the Public Warrants and Private Placement Warrants, to the extent they are dilutive.
Earnings per share calculations for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization. Subsequent to the Closing, net (loss) income per share is calculated based on the weighted average number of Common Stock outstanding.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
The following table sets forth the computation of the Company’s basic and diluted (loss) income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in USD, except share data)	2023	2022	2023	2022
Numerator—basic and diluted
Net loss	$(19,021,602)	$(4,562,875)	$(63,706,540)	$(19,435,884)
Series A Preferred Stock—adjustment for deemed dividend upon Closing	—	—	(48,300,000)	—
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—	(81,323,569)	—	(85,663,336)
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	—	(191,240,782)	—	(191,240,782)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	—	—	156,362,598	—
Series A Preferred Stock—adjustment to maximum redemptions value	(5,805,582)	—	(10,080,022)	—
Net (loss) income attributable to Common Stockholders – basic and diluted	$(24,827,184)	$(277,127,226)	$34,276,036	$(296,340,002)
Denominator—basic
Weighted average Common Stock outstanding—Legacy Bridger shareholders	38,848,420	38,770,646	38,848,420	38,770,646
Weighted average Common Stock outstanding—Public shareholders	2,084,357	—	1,819,494	—
Weighted average Common Stock outstanding—Sponsor and independent directors of JCIC	1,748,189	—	1,526,043	—
Weighted average vested restricted stock units outstanding	2,400,354	—	2,095,337	—
Weighted average Class A Common Stock outstanding - bonus paid to executives	307,572	—	154,636	—
Weighted average Common Stock outstanding—basic	45,388,892	38,770,646	44,443,930	38,770,646
Denominator—diluted
Weighted average Common Stock outstanding—basic	45,388,892	38,770,646	44,443,930	38,770,646
Weighted average effect of dilutive securities:
Series A Preferred Stock	—	—	31,158,962	—
Unvested Restricted Stock Units	—	—	612,940	—
Unvested Legacy Bridger Incentive Units	—	—	236,944	—
Sponsor Earnout Shares	—	—	746,353	—
Weighted average Common Stock outstanding—diluted	45,388,892	38,770,646	77,199,129	38,770,646
Basic and diluted net (loss) income per share
Basic net (loss) income per Common Stock	$(0.55)	$(7.15)	$0.77	$(7.64)
Diluted net (loss) income per Common Stock	$(0.55)	$(7.15)	$0.44	$(7.64)

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
The following table summarizes the potentially dilutive common shares that were excluded from diluted net loss (income) per share computations because the effect would have been anti-dilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Shares excluded from diluted net (loss) income per share
Series A Preferred Stock	315,789	—	—	—
Legacy Series C Preferred Shares	—	315,789	—	315,789
Unvested Restricted Stock Units	6,400,892	—	—	—
Public Warrants	17,250,000	—	17,250,000	—
Private Placement Warrants	9,400,000	—	9,400,000	—
Unvested Legacy Bridger Incentive Units	233,324	323,232	—	323,232
Sponsor Earnout Shares	855,000	—	—	—
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
Bridger Common Stock
In connection with the Reverse Recapitalization, the Company issued 43,769,290 shares of Common Stock, of which 39,081,744 shares were issued to Legacy Bridger Common shareholders, 2,084,357 shares were issued to the public shareholders of JCIC and 2,603,189 shares were issued to JCIC Sponsor and independent directors of JCIC upon Closing. Of the shares issued to Legacy Bridger Common shareholders and JCIC Sponsor, 233,323 and 855,000 shares are subject to continuing vesting conditions, respectively.

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
The below tables present line items for prior period impacted financial statements that have been affected by the following error, referred to as the “Revision”:
(i)an error in the accounting for a freestanding instrument which requires separate accounting under ASC 815, Derivatives and Hedging related to Legacy Bridger Series C Preferred Shares’ features.

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
On July 21, 2023, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”), through our subsidiary Bridger Bighorn, LLC, to acquire Big Horn Airways, Inc., for a total purchase price of $39.25 million, with $14.75 million payable in unregistered shares of Bridger’s Common Stock, and the remainder payable in cash which may be adjusted pursuant to the terms of the Purchase Agreement, including for Bighorn’s cash, indebtedness, and net working capital as of the closing.
The number of shares of Common Stock issuable to the sellers at closing will be determined based upon a 60-day volume-weighted average per-share price (VWAP) of Bridger’s Common Stock, consisting of the 30 consecutive trading days ending on the trading day immediately preceding July 21, 2023 and the 30 consecutive trading days beginning on July 21, 2023. Consummation of the transaction is subject to satisfaction or waiver of customary closing conditions including raising cash and regulatory approvals.
The Common Stock consideration will be subject to transfer restrictions for a three-year period post-closing, with 1/36th of the total shares of Common Stock issued to the sellers vesting each month over such three-year period. The Purchase Agreement also provides Sellers with customary resale registration rights with respect to their Common Stock consideration.

Consummation of the Transaction is subject to the satisfaction or waiver of customary closing conditions and is expected to occur on or before September 22, 2023; however, if Bridger has not paid the cash consideration by such date, the closing date will automatically be extended to December 31, 2023. The Purchase Agreement may be terminated under certain customary and limited circumstances at any time prior to the closing, including by mutual written consent, and will automatically be terminated if the closing does not occur on or before January 31, 2024.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
The Purchase Agreement contains customary representations, warranties, covenants, and post-closing indemnification obligations of the parties thereto. The Sellers have agreed to certain customary non-competition and non-solicitation covenants for a period of five years following the closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to help you understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read together with our unaudited condensed consolidated financial statements as of June 30, 2023 and December 31, 2022, for the three and six months ended June 30, 2023 and 2022, and the related notes thereto, that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and analysis should also be read together with the historical audited annual consolidated financial statements as of and for the years ended December 31, 2022 and 2021, included in the Annual Report on Form 10-K (the “Annual Report”). This discussion and analysis contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this section to “Bridger,” the “Company,” “we,” “us,” “our,” and other similar terms refer to the business of the Company’s predecessor, Bridger Aerospace Group Holdings, LLC and its subsidiaries (collectively, “Legacy Bridger”) prior to the consummation of the Reverse Recapitalization, and the Company and its subsidiaries following the consummation of the business combination with Jack Creek Investment Corp. (“JCIC”) that occurred on January 24, 2023 (the “Reverse Recapitalization”).
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
Our portfolio is organized across two core offerings:
•Fire Suppression: Consists of deploying specialized aircraft to drop large amounts of water quickly and directly on wildfires.
•Aerial Surveillance: Consists of providing aerial surveillance for fire suppression aircraft over an incident and providing tactical coordination with the incident commander. Aerial surveillance uses both manned aircraft and unmanned aircraft.
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
Upon consummation of the Reverse Recapitalization, the most significant change in Legacy Bridger’s future reported financial position and results of operations was a gross decrease in cash and cash equivalents (as compared to Legacy Bridger’s balance sheet at December 31, 2022), of approximately $17.0 million. Total direct and incremental transaction costs of Bridger, JCIC and Legacy Bridger paid at the closing of the Reverse Recapitalization on January 24, 2023 (the “Closing”) were approximately $16.6 million and have been treated as a reduction of the cash proceeds and deducted from our additional paid-in capital.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
The following table sets forth our unaudited condensed consolidated statements of operations information for the three months ended June 30, 2023 and 2022 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report.

(All amounts in U.S. dollars)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$11,615,280	$12,753,671	$(1,138,391)	(9%)
Cost of revenues:
Flight operations	6,299,122	5,849,562	449,560	8%
Maintenance	4,210,976	3,571,986	638,990	18%
Total cost of revenues	10,510,098	9,421,548	1,088,550	12%
Gross income	1,105,182	3,332,123	(2,226,941)	(67%)
Selling, general and administrative expense	15,187,808	5,735,627	9,452,181	165%
Operating loss	(14,082,626)	(2,403,504)	(11,679,122)	486%
Interest expense	(5,540,867)	(2,293,682)	(3,247,185)	142%
Other income	601,891	134,311	467,580	348%
Net loss	$(19,021,602)	$(4,562,875)	$(14,458,727)	317%

(All amounts in U.S. dollars)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Series A Preferred Stock – adjustment to maximum redemption value	$(5,805,582)	$—
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	$—	$(191,240,782)
Legacy Bridger Series A Preferred Shares – adjustment for redemption, extinguishment, accrued interest, and change in fair value	$—	$(81,323,569)
Net loss attributable to Common stockholders - basic and diluted	$(24,827,184)	$(277,127,226)
Net loss per Common Stock - basic and diluted	$(0.55)	$(7.15)
Revenues
Revenues decreased by $1.1 million, or 9%, to $11.6 million for the three months ended June 30, 2023, from $12.8 million for the three months ended June 30, 2022.
The following table shows revenues by service offering for each period.

(All amounts in U.S. dollars)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$10,449,427	$11,682,263	$(1,232,836)	(11)%
Aerial surveillance	1,123,753	1,002,025	121,728	12%
Other services	42,100	69,383	(27,283)	(39)%
Total revenues	$11,615,280	$12,753,671	$(1,138,391)	(9)%
Fire suppression revenue decreased by $1.2 million, or 11%, to $10.4 million for the three months ended June 30, 2023, from $11.7 million for the three months ended June 30, 2022. The decrease in fire suppression revenue accounted for 108% of the total decrease in revenues for the three months ended June 30, 2023. The decrease was primarily driven by a later start to the 2023 U.S. wildfire season. The Company actively worked to partially offset the impact of wet spring weather and slower start to the U.S wildfire season by expanding its aerial firefighting operations into Canada where wildfire activity began earlier.
Aerial surveillance revenue increased by $0.1 million, or 12%, to $1.1 million for the three months ended June 30, 2023, from $1.0 million for the three months ended June 30, 2022. The increase was primarily driven by the number of aircraft operating for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Other services revenue decreased by $27 thousand, or 39%, to $42 thousand for the three months ended June 30, 2023, from $69 thousand for the three months ended June 30, 2022. The decrease was primarily driven by decreased maintenance services.
The following table shows revenues by revenue type for each period.

(All amounts in U.S. dollars)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Flight revenue	$5,794,315	$6,417,520	$(623,205)	(10)%
Standby revenue	5,135,937	6,210,976	(1,075,039)	(17)%
Other revenue	685,028	125,175	559,853	447%
Total revenues	$11,615,280	$12,753,671	$(1,138,391)	(9)%
Flight revenue decreased by $0.6 million, or 10%, to $5.8 million for the three months ended June 30, 2023, from $6.4 million for the three months ended June 30, 2022. The decrease was primarily driven by a later start to the 2023 U.S. wildfire season.
Standby revenue decreased by $1.1 million, or 17%, to $5.1 million for the three months ended June 30, 2023, from $6.2 million for the three months ended June 30, 2022. The decrease was primarily driven by a later start to the 2023 U.S. wildfire season.

Other revenue increased by $0.6 million, or 447%, to $0.7 million for the three months ended June 30, 2023, from $0.1 million for the three months ended June 30, 2022. The increase was primarily due to labor, maintenance and improvements to an aircraft under the ownership of a related party. Refer to “Note 16 – Related Party Transactions” of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Cost of Revenues
Cost of revenues increased by $1.1 million, or 12%, to $10.5 million for the three months ended June 30, 2023, from $9.4 million for the three months ended June 30, 2022 due to the following drivers:
Flight Operations
Flight operations expenses increased by 0.4 million, or 8%, to $6.3 million for the three months ended June 30, 2023, from $5.8 million for the three months ended June 30, 2022. The increase was primarily attributable to higher depreciation expense due to increase in flight hours due to the two additional Super Scooper aircraft placed into service in September 2022 and February 2023, respectively.
Maintenance
Maintenance expenses increased by $0.6 million, or 18%, to $4.2 million for the three months ended June 30, 2023, from $3.6 million for the three months ended June 30, 2022. The increase was primarily driven by higher aircraft maintenance costs of $0.5 million and depreciation expense of $0.1 million required for the two additional Super Scooper aircraft placed into service in September 2022 and February 2023, respectively.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $9.5 million, or 165%, to $15.2 million for the three months ended June 30, 2023, from $5.7 million for the three months ended June 30, 2022. The increase was primarily driven by $7.9 million of non-cash stock-based compensation expense for the restricted stock units (“RSUs”) issued to employees of Bridger in connection. Refer to “Note 15 – Stock-Based Compensation” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details. The increase was also partially driven by a loss on disposal and an asset impairment charge of $1.1 million related to aging surveillance aircraft. The increase was also partially driven by higher insurance costs of $0.6 million and higher operating costs of $0.4 million primarily associated with the two additional Super Scooper aircraft placed into service in September 2022 and February 2023, respectively.
Interest Expense
Interest expense increased by $3.2 million, or 142%, to $5.5 million for the three months ended June 30, 2023, from $2.3 million for the three months ended June 30, 2022. The increase was primarily driven by the additional interest expense for the Series 2022 Bonds of $4.9 million partially offset by a decrease in interest expense for the Series A-1 and Series A-2 preferred shares of Legacy Bridger (together, the “Legacy Bridger Series A Preferred Shares”) of $1.7 million.
Other Income
Other income increased by $0.5 million, or 348%, to $0.6 million for the three months ended June 30, 2023, from $0.1 million for the three months ended June 30, 2022. The increase was primarily driven by interest income for the embedded derivative of Legacy Bridger Series C Preferred Shares of $0.2 million. Refer to “Note 17 – Mezzanine Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details. The increase was partially driven by realized gains from available-for-sale securities of $0.3 million. Refer to “Note 3 – Cash Equivalents and Investments in Marketable Securities” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
The following table sets forth our unaudited condensed consolidated statements of operations information for the six months ended June 30, 2023 and 2022 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report.

(All amounts in U.S. dollars)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$11,980,653	$12,822,963	$(842,310)	(7%)
Cost of revenues:
Flight operations	10,032,383	9,514,914	517,469	5%
Maintenance	7,726,427	6,433,973	1,292,454	20%
Total cost of revenues	17,758,810	15,948,887	1,809,923	11%
Gross loss	(5,778,157)	(3,125,924)	(2,652,233)	85%
Selling, general and administrative expense	48,416,299	10,576,886	37,839,413	358%
Operating loss	(54,194,456)	(13,702,810)	(40,491,646)	295%
Interest expense	(11,205,412)	(6,008,228)	(5,197,184)	87%
Other income	1,693,328	275,154	1,418,174	515%
Net loss	$(63,706,540)	$(19,435,884)	$(44,270,656)	228%

(All amounts in U.S. dollars)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Series A Preferred Stock – adjustment for deemed dividend upon Closing	$(48,300,000)	$—
Series A Preferred Stock – adjustment to eliminate 50% multiplier	$156,362,598	$—
Series A Preferred Stock – adjustment to maximum redemption value	$(10,080,022)	$—
Legacy Bridger Series A Preferred Shares – adjustment for redemption, extinguishment and accrued interest	$—	$(85,663,336)
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	$—	$(191,240,782)
Net income (loss) attributable to Common Stockholders – basic and diluted	$34,276,036	$(296,340,002)
Net income (loss) per Common Stock—basic	$0.77	$(7.64)
Net income (loss) per Common Stock—diluted	$0.44	$(7.64)
Revenues
Revenues decreased by $0.8 million, or 7%, to $12.0 million for the six months ended June 30, 2023, from $12.8 million for the six months ended June 30, 2022.
The following table shows revenues by service offering for each period.

(All amounts in U.S. dollars)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$10,449,427	$11,682,263	$(1,232,836)	(11)%
Aerial surveillance	1,123,753	1,002,025	121,728	12%
Other services	407,473	138,675	268,798	194%
Total revenues	$11,980,653	$12,822,963	$(842,310)	(7)%

Fire suppression revenue decreased by $1.2 million, or 11%, to $10.4 million for the six months ended June 30, 2023, from $11.7 million for the six months ended June 30, 2022. The decrease in fire suppression revenue accounted for 146% of the total decrease in revenues for the six months ended June 30, 2023. The decrease was primarily driven by a later start to the 2023 U.S. wildfire season. The Company actively worked to partially offset the impact of wet spring weather and slower start to the U.S wildfire season by expanding its aerial firefighting operations into Canada where wildfire activity began earlier.
Aerial surveillance revenue increased by $0.1 million, or 12%, to $1.1 million for the six months ended June 30, 2023, from $1.0 million for the six months ended June 30, 2022. The increase was primarily driven by the number of aircraft operating for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Other services revenue increased by $0.3 million, or 194%, to $0.4 million for the six months ended June 30, 2023, from $0.1 million for the six months ended June 30, 2022. The increase was primarily driven by maintenance services performed on an externally owned aircraft.
The following table shows revenues by revenue type for each period.

(All amounts in U.S. dollars)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Flight revenue	$5,794,315	$6,417,520	$(623,205)	(10)%
Standby revenue	5,135,937	6,210,976	(1,075,039)	(17)%
Other revenue	1,050,401	194,467	855,934	440%
Total revenues	$11,980,653	$12,822,963	$(842,310)	(7)%
Flight revenue decreased by $0.6 million, or 10%, to $5.8 million for the six months ended June 30, 2023, from $6.4 million for the six months ended June 30, 2022. The decrease was primarily driven by a later start to the 2023 U.S. wildfire season.
Standby revenue decreased by $1.1 million, or 17%, to $5.1 million for the six months ended June 30, 2023, from 6.2 million for the six months ended June 30, 2022. The decrease was primarily driven by a later start to the 2023 U.S. wildfire season.
Other revenue increased by $0.9 million, or 440%, to $1.1 million for the six months ended June 30, 2023, from $0.2 million for the six months ended June 30, 2022. The increase was primarily due to labor, maintenance and improvements to an aircraft under the ownership of a related party and additional contractually specified items. Refer to “Note 16 – Related Party Transactions” of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Cost of Revenues
Cost of revenues increased by $1.8 million, or 11%, to $17.8 million for the six months ended June 30, 2023, from $15.9 million for the six months ended June 30, 2022 due to the following drivers:
Flight Operations
Flight operations expenses increased by $0.5 million, or 5%, to $10.0 million for the six months ended June 30, 2023, from $9.5 million for the six months ended June 30, 2022. The increase was primarily attributable to higher expenses of $0.5 million for the RSUs granted to all employees in April 2023. Refer to “Note 15 – Stock-Based Compensation” of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Maintenance
Maintenance expenses increased by $1.3 million, or 20%, to $7.7 million for the six months ended June 30, 2023, from $6.4 million for the six months ended June 30, 2022. The increase was primarily driven by aircraft maintenance of $0.7 million and higher subscriptions, licenses, and fees of $0.4 million required for the two additional Super Scooper aircraft placed into service in September 2022 and February 2023, respectively. The increase was partially driven by higher expenses of $0.2 million for the RSUs granted to all employees in April 2023. Refer to “Note 15 – Stock-Based Compensation” of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $37.8 million, or 358%, to $48.4 million for the six months ended June 30, 2023, from $10.6 million for the six months ended June 30, 2022. The increase was primarily driven by $31.9 million of non-cash stock-based compensation expense for the RSUs issued to management and all employees of Bridger in connection. Refer to “Note 15 – Stock-Based Compensation” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details. The increase was partially driven by a loss on disposal of assets related to the impairment of a Twin Commander surveillance platform of $0.6 million. The increase was partially driven by higher operating costs of $4.1 million and higher insurance costs of $1.2 million primarily associated with the two additional Super Scooper aircraft placed into service in September 2022 and February 2023, respectively.
Interest Expense
Interest expense increased by $5.2 million, or 87%, to $11.2 million for the six months ended June 30, 2023, from $6.0 million for the six months ended June 30, 2022. The increase was primarily driven by the additional interest expense for the Series 2022 Bonds of $9.4 million, decrease in interest expense for the Legacy Bridger Series A Preferred Shares of $4.6 million and an increase in interest expense for the two loan agreements in connection with the two separate credit facilities brokered through Live Oak Bank and backed by the U.S. Department of Agriculture for the completed purchase of the Company’s first two Super Scooper aircraft of $0.4 million. Refer to discussion of our loan commitments further below under the section of this Quarterly Report entitled “Liquidity and Capital Resources—Indebtedness.”
Other Income
Other income increased by $1.4 million, or 515%, to $1.7 million for the six months ended June 30, 2023, from $0.3 million for the six months ended June 30, 2022. The increase was primarily driven by interest income for the embedded derivative of Legacy Bridger Series C Preferred Shares of $0.9 million. Refer to “Note 17 – Mezzanine Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details. The increase was partially driven by realized gains from available-for-sale securities of $0.6 million. Refer to “Note 3 – Cash Equivalents and Investments in Marketable Securities” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
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
The following table reconciles net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Net loss	$(19,021,602)	$(4,562,875)	$(14,458,727)	317%
Depreciation and amortization	3,235,147	2,827,932	407,215	14%
Interest expense	5,540,867	2,293,682	3,247,185	142%
EBITDA	(10,245,588)	558,739	(10,804,327)	(1934%)
Loss on disposals and non-cash impairment charges(i)	1,053,866	—	1,053,866	NM
Offering costs(ii)	1,184,487	1,213,198	(28,711)	(2%)
Stock-based compensation(iii)	8,612,514	2,222	8,610,292	NM
Business development & integration expenses(iv)	354,455	236,603	117,852	50%
Adjusted EBITDA	$959,734	$2,010,762	$(1,051,028)	(52%)
Net loss margin(v)	(164)%	(36)%
Adjusted EBITDA margin(v)	8%	16%
NM - Not Meaningful
i)Represents loss on the disposal of an aging aircraft and the non-cash impairment charges on a retired aircraft.
ii)Represents one-time professional service fees related to the preparation for potential offerings that have been expensed during the period.
iii)Represents stock-based compensation expense recognized of RSUs granted to all employees and the fair value adjustment for warrants issued in connection with the Reverse Recapitalization.
iv)Represents expenses related to potential acquisition targets and additional business lines.
v)Net loss margin represents Net loss divided by Total revenue and Adjusted EBITDA margin represents Adjusted EBITDA divided by Total revenue.

The following table reconciles net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Net loss	$(63,706,540)	$(19,435,884)	$(44,270,656)	228%
Depreciation and amortization	4,986,192	4,094,854	891,338	22%
Interest expense	11,205,412	6,008,228	5,197,184	87%
EBITDA	(47,514,936)	(9,332,802)	(38,182,134)	409%
Loss on disposals and non-cash impairment charges(i)	1,052,407	781,492	270,915	35%
Offering costs(ii)	3,267,607	1,213,198	2,054,409	169%
Stock-based compensation(iii)	32,610,530	4,780	32,605,750	NM
Business development & integration expenses(iv)	873,277	391,976	481,301	123%
Adjusted EBITDA	$(9,711,115)	$(6,941,356)	$(2,769,759)	40%
Net loss margin(v)	(532)%	(152)%
Adjusted EBITDA margin(v)	(81)%	(54)%
NM - Not Meaningful
i)Represents loss on the disposal of an aging aircraft and the non-cash impairment charges on a retired aircraft.
ii)Represents one-time professional service fees related to the preparation for potential offerings that have been expensed during the period.
iii)Represents stock-based compensation expense recognized of RSUs granted to all employees and the fair value adjustment for warrants issued in connection with the Reverse Recapitalization.
iv)Represents expenses related to potential acquisition targets and additional business lines.
v)Net loss margin represents Net loss divided by Total revenue and Adjusted EBITDA margin represents Adjusted EBITDA divided by Total revenue.
Liquidity and Capital Resources
Cash and Marketable Securities
As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $0.8 million which were held for working capital purposes and restricted cash of $12.2 million. The restricted cash was procured through a county bond and is accessed for financing capital projects. As of June 30, 2023, the Company had $12.6 million of investments in debt securities classified as available-for-sale with short-term maturities of less than one year and carried at fair value. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss.
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
We may receive up to $306.5 million from the exercise of the 9,400,000 private placement warrants and 17,250,000 public warrants of the Company outstanding (collectively, the “Warrants”), assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of Common Stock issuable upon such exercise. On June 30, 2023, the closing price of our Common Stock was $5.60 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and holders of our Warrants are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any cash proceeds from the exercise of our Warrants to fund our operations.

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
Indebtedness
As of June 30, 2023, we held $16.9 million of current liabilities, $7.8 million of which was accrued expenses and other current liabilities.
As of June 30, 2023, we held $213.4 million of long-term liabilities with $205.1 million of total long-term debt, net of debt issuance costs, which are comprised of the Series 2022 Bonds, eight (8) support vehicle loans, two (2) hangar loans and three (3) loans on six (6) aircraft.
Rocky Mountain Bank Loans
Through certain of our subsidiaries, we entered into two credit facilities with Rocky Mountain Bank to finance in part (i) the construction of airplane hangars on September 30, 2019 and (ii) the purchase of four Quest Kodiak aircraft on February 3, 2020. In connection with such credit facilities, we also entered into various term loan and other long-term debt agreements which contain certain financial covenants, including, that we maintain (i) a debt service coverage ratio that exceeds 1.25x (generally calculated as the ratio of the net operating income over the debt service payments made or as the ratio of adjusted EBITDA over the aggregate amount of interest and principal payments, in each case, as determined in the applicable agreement) and (ii) certain senior leverage ratios that do not exceed 7.00x through the third quarter of 2024, 6.00x through the third quarter of 2025, or 5.00x thereafter (generally calculated as the ratio of the senior funded debt over EBITDA, as determined in the applicable agreement). We were not considered in violation of the debt service coverage ratio requirement as of June 30, 2023. We were considered in violation of the senior leverage ratio requirement as of June 30, 2023. The calculation for this RMB covenant based on quarterly financials is a violation for only June 30, 2023. The acceleration of the obligation has been waived for the most recent quarter.
Series 2022 Bonds
On July 21, 2022, we closed a bond offering for the Series 2022 Bonds in a taxable industrial development revenue bond transaction with Gallatin County, Montana for $160.0 million (the “Series 2022 Bond Offering”). Pursuant to the Series 2022 Bond Offering, Gallatin County issued $135.0 million of bonds on July 21, 2022 and an additional $25.0 million of bonds on August 10, 2022. The proceeds from the offering, together with cash on hand, were used to redeem the capital contributions plus accrued interest for all of the remaining Series A-1 preferred shares of Legacy Bridger and Series A-2 preferred shares of Legacy Bridger totaling $134.0 million, the principal plus accrued interest for the Series 2021 Bond, totaling $7.7 million, to finance the construction and equipping of the Company’s third and fourth aircraft hangars in Belgrade, Montana and to fund the purchase of additional Super Scooper aircraft. The Series 2022 Bonds mature on September 1, 2027, with an annual interest rate of 11.5%. Interest will be payable semiannually on March 1 and September 1 of each year until maturity and commenced on September 1, 2022. Debt issuance costs for the Series 2022 Bonds was $4.2 million.

Optional Redemption— We may redeem the Series 2022 Bonds (i) during the period beginning on September 1, 2025 through August 31, 2026, at a redemption price equal to 103% of the principal amount plus accrued interest; (ii) during the period beginning on September 1, 2026 through August 31, 2027, at a redemption price equal to 102% of the principal amount plus accrued interest; and (iii) on or after September 1, 2027, at a redemption price equal to 100% of the principal amount plus accrued interest. At our direction, the Series 2022 Bonds may be redeemed by Gallatin County at any time, at a redemption price equal to 100% of the principal amount plus accrued interest upon the occurrence of certain events set forth in that certain Amended and Restated Trust Indenture, dated as of June 1, 2022 (the “Indenture”), between Gallatin County and U.S. Bank Trust Company, National Association, Salt Lake City, Utah.
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
Prior to the Closing, Legacy Bridger Series C Preferred Shares accrued interest daily at 7% per annum for the first year, 9% per annum for the second year and 11% per annum thereafter. Following the Closing, the Series A Preferred Stock will continue to accrue interest daily at 7% per annum for the first six years, 9% per annum for the seventh year, and 11% per annum thereafter. Accrued interest for the Series A Preferred Stock was $10.1 million as of June 30, 2023.
As of June 30, 2023, it was probable that the Series A Preferred Stock may become redeemable at the holder’s option on or after March 29, 2027. We have elected to recognize changes in redemption value immediately, adjusting the preferred shares to the maximum redemption value at each reporting date. Upon the Closing and exchange of Legacy Bridger Series C Preferred Shares for shares of Series A Preferred Stock, the 50% multiplier applicable to redemptions of Legacy Bridger Series C Preferred Shares, valued at $157.9 million as of December 31, 2022, was removed and treated as a deemed dividend. As of June 30, 2023, Series A Preferred Stock had a carrying value and redemption value of $342.7 million.
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
Upon the Closing on January 24, 2023 and at June 30, 2023, we had 43,769,290 and 44,505,944 shares of Common Stock issued and outstanding.

Historical Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net cash used in operating activities	$(53,444,612)	$(10,029,205)
Net cash provided by (used in) investing activities	28,565,247	(8,998,304)
Net cash (used in) provided by financing activities	(4,496,266)	122,921,765
Effects of exchange rate changes	406	(263)
Net change in cash and cash equivalents	$(29,375,225)	$103,893,993
Operating Activities
Net cash used in operating activities was $53.4 million for the six months ended June 30, 2023, compared to Net cash used in operating activities of $10.0 million for the six months ended June 30, 2022. Net cash used in operating activities reflects net loss of $63.7 million for the six months ended June 30, 2023 compared to $19.4 million for the six months ended June 30, 2022. Net cash used in operating activities for the six months ended June 30, 2023 reflects add-backs to Net loss for non-cash charges totaling $37.4 million, primarily driven by stock-based compensation expense associated with the RSUs granted to certain executives and senior management. Net cash used in operating activities for the six months ended June 30, 2022 reflects add-backs to Net loss for non-cash charges totaling $9.5 million, primarily driven by interest accrued on Legacy Bridger Series B Preferred Shares and depreciation and amortization.
Investing Activities
Net cash provided by investing activities was $28.6 million for the six months ended June 30, 2023, compared to Net cash used in investing activities of $9.0 million for the six months ended June 30, 2022. Net cash provided by investing activities for the six months ended June 30, 2023 reflects proceeds from maturities of marketable securities of $42.7 million, purchases of property, plant and equipment of $12.5 million, which primarily comprised of purchases of aircraft and aircraft improvements, and the construction in progress of the third hangar of $2.4 million. Net cash used in investing activities for the six months ended June 30, 2022 reflects purchases of property, plant and equipment of $5.3 million, which primarily comprised of aircraft improvements.
Financing Activities
Net cash used in financing activities was $4.5 million for the six months ended June 30, 2023, compared to Net cash provided by financing activities of $122.9 million for the six months ended June 30, 2022. Net cash used in financing activities for the six months ended June 30, 2023 reflects costs incurred related to the Closing of $6.8 million, proceeds from the Closing of $3.2 million, and repayments on debt of $0.9 million. Net cash provided by financing activities for the six months ended June 30, 2022 reflects borrowings from Legacy Bridger Series C Preferred Shares members of $293.7 million, payments to Legacy Bridger Series A Preferred Shares of $100.0 million, and payments to Legacy Bridger Series B Preferred Shares of $70.0 million.
Off-Balance Sheet Arrangements
As of June 30, 2023 and 2022, we did not have any relationships with special purpose or variable interest entities or other which would have been established for the purpose of facilitating off-balance sheet arrangements or other off-balance sheet arrangements.

Contractual Obligations
Our principal commitments consist of obligations for outstanding debt, hangar construction obligations, and leases. The following table summarizes our contractual obligations as of June 30, 2023.

	Payments Due by Period
	Total	Current	Noncurrent
Hangar construction obligations	$758,960	$758,960	$—
Lease obligations	1,855,179	338,697	1,516,482
Debt obligations	211,855,887	3,491,493	208,364,394
Total	$214,470,026	$4,589,150	$209,880,876
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
Notwithstanding the above, any unvested Time-Vesting Incentive Units will become vested Time-Vesting Incentive Units if a qualifying change of control event occurs prior to the respective award’s four-year service-based vesting period. Upon termination of the board member or executive, the Company has the right, but not the obligation, to repurchase all or any portion of the vested Incentive Units at fair market value. We did not grant any Legacy Bridger Incentive Units for the three and six months ended June 30, 2023.
For the Time-Vesting Incentive Units, compensation cost is recognized over the requisite service period on a straight-line basis. Upon a qualifying change of control event, the unrecognized compensation expense related to the Time-Vesting Incentive Units will be recognized when the change of control event is considered probable. For the Exit-Vesting Incentive Units, expense is recognized when a qualifying change of control event is considered probable, which has not occurred as of June 30, 2023. Forfeitures are accounted for as they occur.
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
Restricted Stock Units
In January 2023, in connection with the Closing, the Company and its board of directors established and approved the 2023 Omnibus Incentive Plan (the “Plan”) which allowed the Company to grant RSUs to Bridger employees (the “Participants”). RSUs are settled in shares of the Company’s Common Stock as the RSUs become vested. The RSUs accrue dividend equivalents associated with the underlying shares of Common Stock as the Company declares dividends. Dividends will be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest.
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
On April 13, 2023, the Company granted 2,234,750 RSUs to all employees of the Company. These RSUs vest over a period of one to six years, subject to the participant’s continued employment. The fair value of the RSUs that vest over time is the closing stock price on the date of grant. Upon vesting of the award, the Company will issue shares of Common Stock to the award holder.
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
When we elect to perform a qualitative assessment and conclude it is more likely that the fair value of the reporting unit is greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary. Otherwise, a quantitative assessment is performed, and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or the business climate that could affect the value of an asset or an adverse reaction. As of the December 31, 2022 annual goodwill impairment test, the Company’s qualitative analysis indicated the fair value of the Company’s reporting unit exceeded its carrying value. No impairment charge for goodwill was recorded for the three and six months ended June 30, 2023 and 2022, respectively.
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
Cost Method Investments
We hold equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment, totaling $1,000 thousand as of June 30, 2023 and December 31, 2022, respectively.
Variable Interest Entities
We follow ASC 810-10-15 guidance with respect to accounting for VIEs. These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances. For the three and six months ended June 30, 2023 and 2022, the VIE, NFMS, LLC, is consolidated into our financial statements. See “Note 2—Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
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
We will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by our emerging growth company status may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to “Note 2—Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three and six months ended June 30, 2023 and the year ended December 31, 2022.
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

We have begun the process of and are focused on designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses, including:
•actively recruiting additional personnel with knowledge of GAAP, in addition to engaging and utilizing third-party consultants and specialists to supplement our internal resources and implementing processes and controls to segregate key functions within our finance systems, as appropriate;
•designing and implementing a formalized control plan related to IT general controls, including controls related to managing access to financially significant systems within our IT environment; and
•engaging a third-party consultant to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the material weaknesses described below.
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
Remediation Plan: We have begun the process of and are focused on designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses, including:
•actively recruiting additional personnel with knowledge of GAAP, in addition to engaging and utilizing third-party consultants and specialists to supplement our internal resources and implementing processes and controls to segregate key functions within our finance systems, as appropriate;
•designing and implementing a formalized control plan related to IT general controls, including controls related to managing access to financially significant systems within our IT environment; and
•engaging a third-party consultant to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 10, 2023

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

	By:	/s/ Timothy Sheehy
	Name:	Timothy Sheehy
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Eric Gerratt
	Name:	Eric Gerratt
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)