Form 10-Q
period 2023-09-30
Bridger Aerospace Group Holdings, Inc.
filed 2023-11-13
CIK 1941536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 9, 2023, there were 44,776,926 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in U.S. dollars)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$19,378,525	$30,162,475
Restricted cash	12,292,731	12,297,151
Investments in marketable securities	2,249,068	54,980,156
Accounts and note receivable	25,401,837	28,902
Aircraft support parts	488,145	1,761,270
Prepaid expenses and other current assets	3,968,810	1,835,032
Deferred offering costs	—	5,800,144
Total current assets	63,779,116	106,865,130
Property, plant and equipment, net	198,472,301	192,091,413
Intangible assets, net	1,428,956	208,196
Goodwill	13,134,371	2,457,937
Other noncurrent assets[1]	13,896,708	4,356,225
Total assets	$290,711,452	$305,978,901
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,351,970	$3,170,354
Accrued expenses and other current liabilities	10,536,129	18,669,572
Operating right-of-use current liability[2]	1,531,567	21,484
Current portion of long-term debt, net of debt issuance costs	1,940,914	2,445,594
Total current liabilities	15,360,580	24,307,004
Long-term accrued expenses and other noncurrent liabilities	12,821,049	45,659
Operating right-of-use noncurrent liability[3]	6,764,776	754,673
Long-term debt, net of debt issuance costs[4]	205,219,737	205,471,958
Total liabilities	$240,166,142	$230,579,294
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY
Series A Preferred Stock, $0.0001 par value; 315,789.473684 shares authorized, issued and outstanding at September 30, 2023	348,786,994	—
Legacy Bridger Series C Preferred Shares, $0.001 par value; 315,789.473684 shares authorized, issued and outstanding at December 31, 2022	—	489,021,545
STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 44,776,926 shares issued and outstanding at September 30, 2023; 39,081,744 shares issued and outstanding at December 31, 2022	4,949	3,908
Additional paid-in capital	82,776,619	—
Accumulated deficit	(382,566,331)	(415,304,343)
Accumulated other comprehensive income	1,543,079	1,678,497
Total stockholders’ deficit	(298,241,684)	(413,621,938)
Total liabilities, mezzanine equity, and stockholders’ deficit	$290,711,452	$305,978,901
1Includes related party operating lease right-of-use assets of approximately $6,569,000 for the two Pilatus PC-12 leases as of September 30, 2023.
2Includes related party operating lease right-of-use current liabilities of approximately $1,173,000 for the two Pilatus PC-12 leases as of September 30, 2023.
3Includes related party operating lease right-of-use noncurrent liabilities of approximately $5,396,000 for the two Pilatus PC-12 leases as of September 30, 2023.
4Includes related party debt of $10,000,000 for the 2022 taxable industrial revenue bond as of September 30, 2023 and December 31, 2022, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All Amounts in U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues[1]	$53,619,117	$32,452,593	$65,599,770	$45,275,556
Cost of revenues:
Flight operations	9,673,769	7,120,107	19,706,152	16,635,021
Maintenance	5,534,423	5,498,105	13,260,850	11,932,078
Total cost of revenues	15,208,192	12,618,212	32,967,002	28,567,099
Gross income	38,410,925	19,834,381	32,632,768	16,708,457
Selling, general and administrative expense[2]	15,826,474	18,058,418	64,242,773	28,635,304
Operating income (loss)	22,584,451	1,775,963	(31,610,005)	(11,926,847)
Interest expense[3]	(5,970,547)	(6,984,901)	(17,175,959)	(12,993,129)
Other income (expense)	559,992	(441,788)	2,253,320	(166,634)
Income (loss) before income taxes	17,173,896	(5,650,726)	(46,532,644)	(25,086,610)
Income tax benefit	314,080	—	314,080	—
Net income (loss)	$17,487,976	$(5,650,726)	$(46,218,564)	$(25,086,610)
Series A Preferred Stock – adjustment for deemed dividend upon Closing	$—	$—	$(48,300,000)	$—
Series A Preferred Stock – adjustment to eliminate 50% multiplier	$—	$—	$156,362,598	$—
Series A Preferred Stock – adjustment to maximum redemption value	$(6,048,025)	$—	$(16,128,047)	$—
Legacy Bridger Series A Preferred Shares – adjustment for redemption, extinguishment, accrued interest, and change in fair value	$—	$—	$—	$(85,663,336)
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	$—	$(5,643,337)	$—	$(196,884,119)
Net income (loss) attributable to Common stockholders - basic and diluted	$11,439,951	$(11,294,063)	$45,715,987	$(307,634,065)
Net income (loss) per Common Stock - basic	$0.25	$(0.29)	$1.02	$(7.93)
Net income (loss) per Common Stock - diluted	$0.15	$(0.29)	$0.59	$(7.93)
Weighted average Common Stock outstanding – basic	45,905,962	38,770,646	44,936,629	38,770,646
Weighted average Common Stock outstanding – diluted	78,895,759	38,770,646	77,903,350	38,770,646
1Includes related party revenues of approximately $68,000 and $501,000 for the three and nine months ended September 30, 2023, respectively.
2Includes related party lease expense of approximately $139,000 for the three and nine months ended September 30, 2023, respectively.
3Includes related party interest for the 2022 taxable industrial revenue bond of approximately $293,000 and $856,000 for the three and nine months ended September 30, 2023, respectively, and $95,000 for three and nine months ended September 30, 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All Amounts in U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$17,487,976	$(5,650,726)	$(46,218,564)	$(25,086,610)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(43,687)	(96)	(43,281)	(359)
Unrealized gain on derivative instruments	180,525	459,150	112,191	1,443,185
Unrealized (loss) gain on investments in marketable securities	(12,942)	28,212	277,402	28,212
Reclassification of realized gains on investments in marketable securities to earnings	(100,388)	—	(481,730)	—
Total other comprehensive income (loss), net of tax	23,508	487,266	(135,418)	1,471,038
Comprehensive income (loss)	$17,511,484	$(5,163,460)	$(46,353,982)	$(23,615,572)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2022
(All Amounts in U.S. dollars, except share amounts)

	Legacy Bridger Series A Preferred Shares		Legacy Bridger Series B Preferred Shares		Legacy Bridger Series C Preferred Shares / Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Share	Value	Share	Value	Share	Value	Share	Value
Balance at December 31, 2021	10,500,000	$1,050	60,000,000	$6,000	—	$—	39,081,744	$3,908	$—	$(84,843,803)	$24,706	$(84,815,189)
Liquidation preference on Legacy Bridger Series A Preferred Shares	—	—	—	—	—	—	—	—	—	(4,339,767)	—	(4,339,767)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	674,381	674,381
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(287)	(287)
Stock based compensation attributable to Legacy Bridger holders prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	2,558	—	2,558
Net loss	—	—	—	—	—	—	—	—	—	(14,873,009)	—	(14,873,009)
Balance at March 31, 2022	10,500,000	$1,050	60,000,000	$6,000	—	$—	39,081,744	$3,908	$—	$(104,054,021)	$698,800	$(103,351,313)
Legacy Bridger Series A Preferred Shares adjustment for redemption, extinguishment and revaluation	—	—	—	—	—	—	—	—	—	(81,323,569)	—	(81,323,569)
Legacy Bridger Series C Preferred Shares adjustment to maximum redemption value	—	—	—	—	—	—	—	—	—	(191,240,782)	—	(191,240,782)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	309,654	309,654
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	24	24
Stock based compensation attributable to Legacy Bridger holders prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	2,222	—	2,222
Net loss	—	—	—	—	—	—	—	—	—	(4,562,875)	—	(4,562,875)
Balance at June 30, 2022	10,500,000	$1,050	60,000,000	$6,000	—	$—	39,081,744	$3,908	$—	$(381,179,025)	$1,008,478	$(380,166,639)
Legacy Bridger Series C Preferred Shares adjustment to maximum redemption value	—	—	—	—	—	—	—	—	—	(5,643,337)	—	(5,643,337)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	459,150	459,150
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	—	—	—	28,212	28,212
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(96)	(96)
Stock based compensation attributable to Legacy Bridger holders prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	2,223	—	2,223
Net loss	—	—	—	—	—	—	—	—	—	(5,650,726)	—	(5,650,726)
Balance at September 30, 2022	10,500,000	$1,050	60,000,000	$6,000	—	$—	39,081,744	$3,908	$—	$(392,470,865)	$1,495,744	$(390,971,213)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2023
(All Amounts in U.S. dollars, except share amounts)

	Legacy Bridger Series A Preferred Shares		Legacy Bridger Series B Preferred Shares		Legacy Bridger Series C Preferred Shares / Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Share	Value	Share	Value	Share	Value	Share	Value
Balance at December 31, 2022	—	$—	—	$—	315,789	$489,021,545	39,081,744	$3,908	$—	$(415,304,343)	$1,678,497	$(413,621,938)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(271,801)	(271,801)
Unrealized gain on investment in marketable securities	—	—	—	—	—	—	—	—	—	—	318,645	318,645
Reclassification of realized gains on investments in marketable securities to earnings	—	—	—	—	—	—	—	—	—	—	(173,152)	(173,152)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	192	192
Net loss	—	—	—	—	—	—	—	—	—	(44,684,938)	—	(44,684,938)
Effect of the Closing	—	—	—	—	—	(156,362,597)	4,687,546	684	52,084,522	78,956,576	—	131,041,782
Series A Preferred Stock adjustment to maximum redemption value	—	—	—	—	—	4,274,439	—	—	(4,274,439)	—	—	(4,274,439)
Stock based compensation after reverse recapitalization	—	—	—	—	—	—	2,400,354	240	25,596,776	—	—	25,597,016
Balance at March 31, 2023	—	$—	—	$—	315,789	$336,933,387	46,169,644	$4,832	$73,406,859	$(381,032,705)	$1,552,381	$(306,068,633)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	203,467	203,467
Unrealized loss on investment in marketable securities	—	—	—	—	—	—	—	—	—	—	(28,301)	(28,301)
Reclassification of realized gains on investments in marketable securities to earnings	—	—	—	—	—	—	—	—	—	—	(208,190)	(208,190)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	214	214
Net loss	—	—	—	—	—	—	—	—	—	(19,021,602)	—	(19,021,602)
Series A Preferred Stock adjustment to maximum redemption value	—	—	—	—	—	5,805,582	—	—	(5,805,582)	—	—	(5,805,582)
Bonuses paid in Class A Common Stock	—	—	—	—	—	—	736,554	74	4,927,546	—		4,927,620
Stock based compensation after reverse recapitalization	—	—	—	—	—	—	—	—	6,448,568	—	—	6,448,568
Balance at June 30, 2023	—	$—	—	$—	315,789	$342,738,969	46,906,198	$4,906	$78,977,391	$(400,054,307)	$1,519,571	$(319,552,439)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	180,525	180,525
Unrealized loss on investment in marketable securities	—	—	—	—	—	—	—	—	—	—	(12,942)	(12,942)
Reclassification of realized gains on investments in marketable securities to earnings	—	—	—	—	—	—	—	—	—	—	(100,388)	(100,388)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(43,687)	(43,687)
Net income	—	—	—	—	—	—	—	—	—	17,487,976	—	17,487,976
Series A Preferred Stock adjustment to maximum redemption value	—	—	—	—	—	6,048,025	—	—	(6,048,025)	—	—	(6,048,025)
Class A Common Stock issued in Acquisition	—	—	—	—	—	—	426,531	43	3,241,957	—	—	3,242,000
Stock based compensation after reverse recapitalization	—	—	—	—	—	—	—	—	6,605,296	—	—	6,605,296
Balance at September 30, 2023	—	$—	—	$—	315,789	$348,786,994	47,332,729	$4,949	$82,776,619	$(382,566,331)	$1,543,079	$(298,241,684)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in U.S. dollars)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(46,218,564)	$(25,086,610)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions
Loss on sale/disposal of fixed assets	423,187	1,588,361
Depreciation and amortization	10,233,947	8,561,926
Impairment of long-lived assets	626,848	—
Stock based compensation expense	38,650,880	7,003
Loss on extinguishment of debt	—	844,925
Change in fair value of the Warrants	1,865,500	—
Change in fair value of freestanding derivative	50,559	(59,309)
Amortization of debt issuance costs	725,524	288,853
Interest accrued on Legacy Bridger Series B Preferred Shares	—	3,586,586
Change in fair value of Legacy Bridger Series C Preferred Shares	—	3,918,636
Change in fair value of Series A Preferred Stock	(45,378)	—
Realized gain on investments in marketable securities	(561,905)	—
Changes in operating assets and liabilities
Accounts and note receivable	(25,372,935)	(10,885,879)
Aircraft support parts	1,273,125	183,390
Prepaid expense and other current and noncurrent assets	(4,057,674)	(305,096)
Accounts payable, accrued expenses and other liabilities	(19,084,478)	9,398,500
Net cash used in operating activities	(41,491,364)	(7,958,714)
Cash Flows from Investing Activities:
Investments in construction in progress – buildings	—	(7,739,841)
Proceeds from sales and maturities of marketable securities	53,088,665	—
Sale of property, plant and equipment	817,000	286,400
Purchases of property, plant and equipment	(18,054,137)	(23,818,386)
Purchases of marketable securities	—	(38,508,475)
Net cash provided by (used in) investing activities	35,851,528	(69,780,302)
Cash Flows from Financing Activities:
Payment to Legacy Bridger Series A Preferred Shares members	—	(236,250,000)
Payment to Legacy Bridger Series B Preferred Shares members	—	(69,999,223)
Borrowing from Legacy Bridger Series C Preferred shares members, net of issuance costs	—	288,684,675
Borrowings from 2022 Taxable Industrial Revenue bond	—	160,000,000
Extinguishment of 2021 Taxable Industrial Revenue bond	—	(7,549,900)
Payment of finance lease liability	(22,790)	—
Proceeds from the Closing	3,193,536	—
Costs incurred related to the Closing	(6,793,574)	—
Borrowings from various First Interstate Bank vehicle loans	—	202,216
Payment of debt issuance costs	—	(4,417,806)
Payment of offering costs	—	(896,108)
Repayments on debt	(1,482,425)	(1,463,862)
Net cash (used in) provided by financing activities	(5,105,253)	128,309,992
Effects of exchange rate changes	(43,281)	(359)
Net change in cash, cash equivalents and restricted cash	(10,788,370)	50,570,617
Cash, cash equivalents and restricted cash – beginning of the period	42,459,626	17,261,132
Cash, cash equivalents and restricted cash – end of the period	$31,671,256	$67,831,749
Less: Restricted cash – end of the period	12,292,731	12,224,970
Cash and cash equivalents – end of the period	$19,378,525	$55,606,779
Supplemental disclosure of non-cash operating and financing activities
Assumption of Jack Creek liabilities	$7,463,673	$—
Recognition of warrant liabilities	$5,863,000	$—
Recognition of Deferred underwriting fee	$1,500,000	$—
Recognition of new right-of-use asset and corresponding operating lease liability	$7,940,044	$—
Bonuses paid in Class A Common Stock	$4,927,620	$—
Purchase consideration of Ignis acquisition paid in Class A Common Stock	$3,242,000	$—
Deferred offering costs included in accrued expenses and other current liabilities	$—	$3,762,322
Issuance costs on Legacy Bridger Series C Preferred Shares	$—	$5,000,000
Supplemental cash flow information
Interest paid[1]	$21,995,073	$11,936,730
Fixed assets in accounts payable	$16,847	$448,850
Conversion of Promissory Note to Common Stock	$897,400	$—
Series A Preferred Stock – adjustment for deemed dividend upon Closing	$48,300,000	$—
Series A Preferred Stock – adjustment to eliminate 50% multiplier	$156,362,597	$—
Series A Preferred Stock - adjustment to maximum redemption value	$16,128,046	$—
Legacy Bridger Series A Preferred Shares – adjustment for redemption, extinguishment and accrued interest	$—	$85,663,336
Legacy Bridger Series C Preferred Shares - adjustment for maximum redemption value	$—	$196,884,119

1Includes related party interest paid of approximately $1,150,000 for the 2022 taxable industrial revenue bond for the nine months ended September 30, 2023.

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
As of September 30, 2023, the Company owns 17 aircraft, including 4 Twin Commander surveillance platforms, 4 Quest Kodiaks, 6 Viking CL415EAFs, 2 Aurora eVOTL Skirons, and 1 Pilatus PC-12.
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
Northern Fire Management Services, LLC (“NFMS, LLC”) is considered to be a VIE, as it lacks sufficient equity and is consolidated in the Company’s financial statements. For the three and nine months ended September 30, 2022, Mountain Air, LLC (“MA, LLC”) was considered to be a VIE, as it lacked sufficient equity and is consolidated in the Company’s financial statements. For the three and nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022, NFMS, LLC held immaterial assets and liabilities in its financial statements. For the three and nine months ended September 30, 2022, MA, LLC held immaterial assets and liabilities in its financial statements. For the three and nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022, the following entities were considered to be VIEs but were not consolidated in the unaudited condensed consolidated financial statements due to the lack of the power criterion or the losses/benefits criterion: AE Côte-Nord Canada (“Côte-Nord”) and Ensyn BioEnergy Canada, Inc.
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
Use of Estimates
The preparation of financial statements in conformity with US GAAP, requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosure of gain or loss contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from their estimates and such differences could be material to the unaudited condensed consolidated financial statements. Significant items subject to such estimates and assumptions include: (a) excess and aging aircraft support parts reserves, (b) allowance for doubtful accounts, (c) useful lives of property, plant and equipment, net, (d) allocation of the purchase price to the fair value of assets acquired and liabilities assumed, (e) impairment of long-lived assets, goodwill and other intangible assets, (f) disclosure of fair value of financial instruments, (g) variable interest entities, (h) accounting for Series A Preferred Stock and Legacy Bridger Series C Preferred Shares, (i) revenue recognition, (j) estimates and assumptions made in determining the carrying values of goodwill, other intangible assets, and contingent consideration, (k) incentive units and (l) Public Warrants and Private Placement Warrants.
Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation. The Company previously separately presented General and administrative and Business development operating expenses, which are now presented combined within Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations. The reclassification had no impact on previously reported Net loss or Accumulated deficit.
Accounts and Note Receivable
Accounts receivable consist of amounts due from our customers. The Company maintains an allowance for doubtful accounts equal to the estimated losses expected to be incurred based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. For the three and nine months ended September 30, 2023 and 2022, the Company did not record any bad debt expense as accounts receivable have historically been collected in accordance with the policy and there is not history of write-offs.
Note receivable consists of a promissory note to pay a specific sum, with interest, within a defined period. Each reporting period, the Company evaluates the collectability of the outstanding note receivable balance. If the promissory note is deemed uncollectible, the Company will record the value of the note and the accrued interest as bad debt expense. For the three and nine months ended September 30, 2023 and 2022, the Company did not record any bad debt expense based on the assessment of the receivable.
Deferred Offering Costs
Deferred offering costs primarily consist of capitalized legal, accounting and other third-party costs incurred that are directly related to the Reverse Recapitalization, which has been accounted for as a reverse recapitalization. These costs were charged to Stockholders’ deficit as a reduction of Additional paid-in capital generated upon the completion of the Reverse Recapitalization. As of September 30, 2023, the Company charged $17,961 thousand to Stockholders’ deficit. As of December 31, 2022, the Company recorded $5,800 thousand of deferred offering costs in the Unaudited Condensed Consolidated Balance Sheets.
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
The Company enters into short, medium and long-term contracts with customers, primarily with government agencies to deploy aerial fire management assets during the firefighting season. Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied and payment is typically due within 30 days of invoicing. Invoicing occurs as the services are rendered and includes the use of the aircraft, pilot and field maintenance personnel to support the contract.

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
The Company has not incurred incremental costs for obtaining contracts with customers. In addition, the Company evaluates whether or not it should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. The Company has elected to use the practical expedient detailed in ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers, to expense any costs to fulfill a contract as they are incurred when the amortization period would be one year or less.
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
Payment terms vary by customer and type of revenue contract. The Company generally expects that the period of time between payment and transfer of promised goods or services will be less than one year. In such instances, the Company has elected the practical expedient to not evaluate whether a significant financing component exists. As permitted under the practical expedient available under ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which the Company recognizes revenue at the amount which it has the right to invoice for services performed.
Other revenue consists of leasing revenues for facilities as well as external repair work performed on customer aircraft.
Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from Revenues.
Revenue Disaggregation
The following shows the disaggregation of revenue by service for the three and nine months ended September 30, 2023 and September 30, 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Fire suppression	$46,153,645	$26,550,505	$56,603,073	$38,232,768
Aerial surveillance	7,355,172	5,831,625	8,478,925	6,833,650
Other services	110,300	70,463	517,772	209,138
Total revenues	$53,619,117	$32,452,593	$65,599,770	$45,275,556

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
The following shows the disaggregation of revenue by type for the three and nine months ended September 30, 2023 and September 30, 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Flight revenue	$28,322,994	$18,167,660	$34,117,309	$24,585,180
Standby revenue	25,006,298	14,094,682	30,142,235	20,305,658
Other revenue	289,825	190,251	1,340,226	384,718
Total revenues	$53,619,117	$32,452,593	$65,599,770	$45,275,556
Concentration Risk
For the three and nine months ended September 30, 2023, the Company had one customer who individually accounted for 75% and 67% of total revenues, respectively. For the three and nine months ended September 30, 2022, the Company had one customer who individually accounted for 96% and 97% of total revenues, respectively. As of September 30, 2023, two customers accounted for 45% and 32% of accounts receivable, respectively. As of December 31, 2022, one customer accounted for 62% of accounts receivable.
Business Combinations
The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, amounts paid for the acquisition are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition inclusive of identifiable intangible assets. Acquisition consideration includes contingent consideration with payment terms based on the achievement of certain targets of the acquired business. The estimated fair value of identifiable assets and liabilities, including intangibles, are based on valuations that use information and assumptions available to management. The Company allocates any excess purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. Significant management judgments and assumptions are required in determining the fair value of assets acquired and liabilities assumed, particularly acquired intangible assets, including estimated useful lives. The valuation of purchased intangible assets is based upon estimates of the future performance and discounted cash flows of the acquired business. Each asset acquired or liability assumed is measured at estimated fair value from the perspective of a market participant.
Contingent consideration, represents an obligation of the acquirer to transfer additional assets or equity interests to the seller if future events occur or conditions are met, is recognized when probable and reasonably estimable. Contingent consideration recognized is included in the initial cost of the assets acquired and recorded in Accrued expenses and other current liabilities and Long-term accrued expenses and other noncurrent liabilities within the Unaudited Condensed Consolidated Balance Sheets. Subsequent changes in the estimated fair value of contingent consideration are recognized as Selling, general and administrative expenses within the Unaudited Condensed Consolidated Statements of Operations.
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
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in Accumulated other comprehensive income and are reclassified into the line item on the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of freestanding derivatives with no hedging designation are recorded in earnings through interest expense on the Unaudited Condensed Consolidated Statements of Operations.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
The Company formally assesses whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized into earnings. The fair value is based on prevailing market data and using standard valuation models based on reasonable estimates about future relevant market conditions. Refer to “Note 14 – Long-Term Debt.” The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the financial risks described above.
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
Income Taxes
For periods prior to the Reverse Recapitalization, Bridger Aerospace Group Holdings, LLC is a partnership for federal income tax purposes. Consequently, federal income taxes are not payable or provided for by Legacy Bridger. Members are taxed individually on their pro rata ownership share of Legacy Bridger’s earnings. Legacy Bridger’s net income or loss is allocated among the members in accordance with the Company’s operating agreement.
Subsequent to the Reverse Recapitalization, Bridger Aerospace Group Holdings, Inc. became the successor of Legacy Bridger as discussed in “Note 1 – Organization and Basis of Presentation.” Bridger is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to net taxable income or loss and any related tax credits of the Company. Bridger is also subject to taxes in foreign jurisdictions in which it operates.
The Company provides for income taxes and the related accounts under the asset and liability method. Income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes predominantly in the U.S. these tax laws are often complex and may be subject to different interpretations.
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Collaboration Agreements
The Company analyzes its collaboration arrangement to assess if it is within the scope of ASC 808, Collaborative Agreements (“ASC 808”) by determining whether such an arrangement involves joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. If the Company concluded that it has a customer relationship with its collaborator, the collaboration arrangement would be accounted for under ASC 606.
Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with provisions of ASC 718, Compensation-Stock Compensation at the grant date fair value.
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
Advertising Expense
Advertising costs are expensed as incurred and are included in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations. Advertising expense for the three and nine months ended September 30, 2023 was approximately $52 thousand and $104 thousand, respectively, and for the three and nine months ended September 30, 2022 was approximately $153 thousand and $520 thousand, respectively.
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
Recently Issued Accounting Pronouncements
In September 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021, issued ASU No. 2021-01, Reference Rate Reform: Scope. These updates provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
provided to ease the potential burden of accounting for reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact of adopting the new accounting guidance on the Company’s unaudited condensed consolidated financial statements.
Note 3 – Cash Equivalents and Investments in Marketable Securities
The investments in marketable securities are classified as available-for-sale debt securities with short-term maturities of less than one year. The fair values, gross unrealized gains and losses of the available-for-sale securities by type are as follows:

	As of September 30, 2023	As of December 31, 2022
	Carrying Value
Cash equivalents
Commercial paper	$—	$29,890,313
Money market fund	6,893,438	12,640
Total cash equivalents	$6,893,438	$29,902,953
Restricted cash
Money market fund	$9,251,919	$9,284,362

	As of September 30, 2023
	Purchase Price	Unrealized Gains	Unrealized Losses	Fair Value
Investment in marketable securities
Commercial paper	$1,908,494	$90,606	$—	$1,999,100
Corporate bonds and notes	246,465	3,503	—	249,968
Total marketable securities	$2,154,959	$94,109	$—	$2,249,068

	As of December 31, 2022
	Purchase Price	Unrealized Gains	Unrealized Losses	Fair Value
Investment in marketable securities
Commercial paper	$32,635,849	$277,674	$—	$32,913,523
Corporate bonds and notes	15,413,122	3,668	—	15,416,790
Government securities	6,658,634	—	(8,791)	6,649,843
Total marketable securities	$54,707,605	$281,342	$(8,791)	$54,980,156
The net unrealized gain included in total other comprehensive income (loss) for the three and nine months ended September 30, 2023 is $(13) thousand and $277 thousand, respectively. The net unrealized gain included in total other comprehensive income (loss) for each of the three and nine months ended September 30, 2022 is $28 thousand.
The proceeds from sales of available-for-sale securities and gross realized gains included in earnings from sales of available-for-sale securities for the nine months ended September 30, 2023 are $53,089 thousand and $562 thousand, respectively. The Company determines gains and losses using the first-in first-out method. For the three and nine months ended September 30, 2023, $100 thousand and $482 thousand has been reclassified out of accumulated other comprehensive income, respectively.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Note 4 – Accounts and Note Receivable
Accounts and note receivable consist of the following:

	As of September 30, 2023	As of December 31, 2022
Trade accounts receivable	$22,383,983	$28,902
Note receivable	3,000,000	—
Other receivables	17,854	—
Total accounts and note receivable	$25,401,837	$28,902
On September 5, 2023, the Company entered into a secured promissory note in the amount of $3,000 thousand. This note accrues interest at a rate of 8.5% per annum and is due and payable on the 60th day after termination of the note. Other receivables consists primarily of accrued interest on the Note receivable.
Note 5 – Aircraft Support Parts
Aircraft support parts consist of the following:

	As of September 30, 2023	As of December 31, 2022
Repairables and expendables	$488,145	$1,734,292
Other support parts	—	26,978
Total aircraft support parts	$488,145	$1,761,270
Note 6 – Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	As of September 30, 2023	As of December 31, 2022
Prepaid insurance	$1,491,823	$968,721
Deposits	1,206,769	65,641
Prepaid subscriptions	1,207,655	770,724
Other current assets	62,563	29,946
Total prepaid expenses and other current assets	$3,968,810	$1,835,032

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Note 7 – Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following:

	As of September 30, 2023	As of December 31, 2022
Aircraft	$188,595,020	$160,113,061
Less: Accumulated depreciation	(25,368,693)	(16,783,360)
Aircraft, net	163,226,327	143,329,701
Construction-in-progress—Aircraft	—	16,992,010
Buildings	34,779,836	16,519,231
Vehicles and equipment	2,922,163	2,810,560
Construction-in-progress - Buildings	4,500	13,780,316
Finance lease right-of-use asset	130,378	130,378
Licenses	234,682	234,682
Less: Accumulated depreciation	(2,825,585)	(1,705,465)
Buildings and equipment, net	35,245,974	31,769,702
Total property, plant and equipment, net	$198,472,301	$192,091,413
For the three and nine months ended September 30, 2023, the Company recorded $5,072 thousand and $9,057 thousand of depreciation expense in Cost of revenues, respectively, and $149 thousand and $1,097 thousand of depreciation expense in Selling, general and administrative expense, respectively. For the three and nine months ended September 30, 2022, the Company recorded $4,118 thousand and $7,590 thousand of depreciation expense in Cost of revenues, respectively, and $322 thousand and $910 thousand of depreciation expense in Selling, general and administrative expense, respectively.
Aircraft are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In 2023, the Company identified indicators of impairment for one of the Twin Commander surveillance platforms. The Company determined this asset group is not a viable contract operating plane due to a significant adverse change in the physical state of the asset, preventing the asset from acting as a revenue generating asset and anticipating sure cash flow losses. The Company believes the lack of cash flow and continued maintenance expenditure render the carrying amount of the asset unrecoverable. For the three and nine months ended September 30, 2023, the Company recorded total impairment charges of zero and $627 thousand, respectively, in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company recorded no impairment charges.
For the three and nine months ended September 30, 2023, the Company recorded a net loss on sale/disposal of assets of $34 thousand and $426 thousand, respectively, in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company recorded a loss on disposals of assets related to the obsolescence of an aging aircraft of $807 thousand and $1,588 thousand, respectively, in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations.
For the three and nine months ended September 30, 2023, capitalized interest to equipment from debt financing was $419 thousand and $1,242 thousand, respectively. For the three and nine months ended September 30, 2022, capitalized interest to equipment from debt financing was $216 thousand and $358 thousand, respectively. Aircraft that is currently being manufactured is considered construction in process and is not depreciated until the aircraft is placed into service. Aircraft that is temporarily not in service is not depreciated until placed back into service.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Note 8 – Acquisition Activity
During 2023, the Company completed the following acquisition of Ignis Technologies, Inc. (“Ignis”) with the intention of expanding the technology used in implementing our firefighting services. Ignis is a fire technology company delivering mission-critical intelligence and technology solutions to firefighting organizations. This acquisition was not individually material to our financial position, results of operations, or cash flows.
On September 12, 2023, the Company completed the acquisition of all the outstanding equity interests of Ignis (the “Acquisition”) for total consideration of $11,561 thousand, payable in unregistered shares of Bridger’s Common Stock, consisting of $3,242 thousand payable at closing. At the closing, 426,531 restricted shares of Common Stock were issued to the Ignis shareholders (determined based upon a volume-weighted average per-share price ("VWAP") of the Common Stock for the 30 consecutive trading days ended September 11, 2023). The remaining $8,319 thousand of Common Stock consideration is contingent upon the achievement of certain operational milestones and, assuming achievement of such milestones, will be issued to the Ignis shareholders in 2024, 2025, and 2026, with the price per share determined based upon a trailing 120-day VWAP of the Common Stock at the time of each issuance. All of the shares of Common Stock to be issued in the Acquisition will be subject to transfer restrictions for a 12-month period after each issuance, with 1/12th of the total shares of Common Stock vesting each month over the one-year period after each issuance.
None of the shares of Common Stock issued or issuable in connection with the Acquisition was or will be registered under the Securities Act of 1933, as amended (the “Securities Act”), at the time of sale in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Recipients of shares of Common Stock in connection with the Acquisition will have customary resale registration rights with respect to such shares of Common Stock pursuant to the terms and conditions of the Acquisition.
The Company accounted for the Acquisition under the acquisition method of accounting and has reported the results of operations of the Acquisition as of the respective date of the Acquisition. The Company based the estimated fair values of intangible assets on an income approach utilizing the relief from royalties model. The income approach utilizes management’s estimates of future operating results and cash flows using a weighted average cost of capital that reflects market participant assumptions. For all other assets acquired and liabilities assumed, the fair value reflects the carrying value of the asset or liability due to their short maturity. The Company recorded the excess of the fair value of the consideration transferred in the Acquisition over the fair value of net assets acquired as goodwill. The goodwill reflects our expectations of favorable future growth opportunities. The Company expects that substantially all of the goodwill will not be deductible for federal income tax purposes.
Acquisition-related costs associated with the Acquisition are included within Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations. Acquisition-related costs incurred for the Acquisition completed during each of the three and nine months ended September 30, 2023 were $117 thousand.
The Company has not presented pro forma combined results for the Acquisition because the impact on previously reported statements of operations was not material.
Purchase Price Allocation
The Company has performed a preliminary valuation analysis of the fair market value of the assets acquired and liabilities assumed in the Acquisition. The final purchase price allocation will be determined when the Company has completed and fully reviewed the detailed valuations which could differ materially from the preliminary allocations. The final allocations

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
may include changes in allocations of acquired intangible assets as well as goodwill and other changes to assets and liabilities, including deferred taxes. The estimated useful lives of acquired intangible assets are also preliminary.
The aggregate purchase price of this acquisition was allocated on a preliminary basis as follows:

Common Stock	$11,561,000
Aggregate purchase price	11,561,000

Cash and cash equivalents	2,542
Intangible assets (Weighted average useful life of 5.0 years)	1,300,000
Accounts payable	(36,716)
Long-term accrued expenses and other noncurrent liabilities	(67,180)
Deferred tax liability	(314,080)
Net assets acquired	884,566
Goodwill	$10,676,434
Note 9 – Goodwill and Intangible Assets, Net
The Company’s goodwill as of December 31, 2022 originated from the acquisition of MA, LLC in April 2018. During the nine months ended September 30, 2023, the Company’s goodwill increased from the Acquisition. There were no impairment charges recorded for goodwill for the three and nine months ended September 30, 2023 and 2022.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023, are as follows:

As of December 31, 2022	$2,457,937
Addition from acquisition	10,676,434
As of September 30, 2023	$13,134,371
Intangible assets consisted of the following:

		As of September 30, 2023
	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	10	$67,623	$(52,249)	$15,374
Internal-use software	3	296,675	(183,093)	113,582
In-process research and development (“IPR&D”)	5	$1,300,000	$—	$1,300,000
Total intangible assets		$1,664,298	$(235,342)	$1,428,956

		As of December 31, 2022
	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	10	$67,623	$(47,177)	$20,446
Internal-use software	3	296,675	(108,925)	187,750
Total intangible assets		$364,298	$(156,102)	$208,196

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
IPR&D was acquired in the Acquisition discussed in “Note 8 – Acquisition Activity.” Included in the IPR&D is the historical know-how, software, formula protocols, designs, and procedures expected to be needed to complete the technology asset and receive regulatory approval. The Company concluded that the IPR&D is an identifiable intangible asset that would be accounted for as a single asset in a business combination. Upon completion, the Company expects to amortize the IPR&D over its useful life of five years. The Company valued the IPR&D using an income approach based on significant unobservable inputs.
Amortization expense for intangible assets and other noncurrent assets was approximately $26 thousand and $79 thousand for the three and nine months ended September 30, 2023, respectively, and $27 thousand and $62 thousand for the three and nine months ended September 30, 2022, respectively. Amortization expense is included in Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 10 – Other Noncurrent Assets
Other noncurrent assets consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Investment in Overwatch	$1,000,000	$1,000,000
Operating lease right-of-use asset	8,119,086	671,054
Prepaid subscriptions	3,226,388	1,246,128
Interest rate swap	1,519,326	1,407,135
Other assets	31,908	31,908
Total other noncurrent assets	$13,896,708	$4,356,225
Note 11 – Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Accrued salaries, wages, and bonuses	$1,661,912	$6,515,774
Finance right-of-use liability	50,903	68,310
Accrued professional fees	259,764	2,291,469
Embedded derivative of Legacy Bridger Series C Preferred Shares	—	1,039,330
Embedded derivative of Series A Preferred Stock	993,952	—
Warrant liabilities	7,728,464	—
Deferred underwriting fee payable	1,500,000	—
Freestanding derivative on Legacy Bridger Series C Preferred Shares	—	2,186,283
Contingent consideration	8,319,000	—
Accrued interest expense and other accrued liabilities	2,843,183	6,614,065
Total accrued expenses and other liabilities	23,357,178	18,715,231
Less: Current accrued expenses and other current liabilities	(10,536,129)	(18,669,572)
Total long-term accrued expenses and other noncurrent liabilities	$12,821,049	$45,659
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Warrant liabilities
The warrant liabilities consist of the following Warrants issued by the Company in connection with the Reverse Recapitalization:
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
As of September 30, 2023, 17,249,874 Public Warrants remain outstanding. The Public Warrants are liability-classified with a balance of $5,002 thousand and a fair value of $0.29 per warrant as of September 30, 2023.
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
As of September 30, 2023, the Company had 9,400,000 outstanding Private Placement Warrants to purchase 9,400,000 shares of Common Stock. The Private Placement Warrants are liability-classified with a balance of $2,726 thousand and a fair value of $0.29 per warrant as of September 30, 2023.
Contingent consideration
The Company assumed Contingent consideration as part of the Acquisition discussed in “Note 8 – Acquisition Activity.” The Company is required to make contingent payments to the sellers based on the achievement of certain operational milestones. The preliminary fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet. The initial cost was recognized at fair value at closing with subsequent changes in estimated fair value recognized as Selling, general and administrative expenses within the Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2023, the Company recognized $4,756 thousand in Accrued expenses and other current liabilities and $3,563 thousand in Long-term accrued expenses and other noncurrent liabilities within the Unaudited Condensed Consolidated Balance Sheets.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Note 12 - Interest Rate Swap and Freestanding Derivative
Interest Rate Swap
The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.
The Company entered an interest rate swap with Rocky Mountain Bank (“RMB”) on March 12, 2020 to reduce risk related to variable-rate debt from the term loan, which was subject to changes in market rates of interest as discussed in “Note 14 – Long-Term Debt.” The interest rate swap is designated as a cash flow hedge. The Company records its corresponding derivative asset on a gross basis in Other noncurrent assets at fair value on the Unaudited Condensed Consolidated Balance Sheets.
Each month, the Company made interest payments to RMB under its loan agreement based on the current applicable one-month LIBOR rate plus the contractual LIBOR margin then in effect with respect to the term loan, without reflecting the interest rate swap until June 30, 2023. LIBOR was replaced by 1-month CME Term Secured Overnight Financing Rate (“SOFR”) plus 0.11448% tenor spread adjustment. At the end of each calendar month, the Company receives or makes payments on the interest rate swap difference, if any, based on the received interest rate set forth in the table below. Interest payments on the Company’s term loan and payments received or made on the interest rate swap are reported net on the Unaudited Condensed Consolidated Statements of Operations as interest expense.
The Company had the following interest rate swap designated as a cash flow hedge:

As of September 30, 2023
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$10,627,419	$1,519,326	3.887%	1 Month SOFR + 2.5%

As of December 31, 2022
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$11,110,484	$1,407,135	3.887%	1 Month LIBOR + 2.5%
The Company accounts for the interest rate swap as a cash flow hedge for accounting purposes under US GAAP. The Company reflects the effect of this hedging transaction in the unaudited condensed consolidated financial statements. The unrealized gain is reported in other comprehensive income (loss). If the Company terminates the interest rate swap agreement, the cumulative change in fair value at the date of termination would be reclassified from Accumulated other comprehensive income, which is classified in stockholders’ deficit, into earnings on the Unaudited Condensed Consolidated Statements of Operations.
Freestanding Derivative
On April 9, 2022, JPMorgan Chase Funding Inc. (“JPMCF”) entered into a letter agreement with the Company to receive an excess hold fee of 5% of the aggregate initial stated value of the Legacy Bridger Series C Preferred Shares held by JPMCF in excess of $157,894,736.84 as of March 15, 2023. The excess hold fee was considered a freestanding derivative instrument until March 15, 2023 and became a fee payable thereafter. The Company paid $1,119 thousand and the remaining $1,118 thousand of the excess hold fee in June and July 2023, respectively.
As of December 31, 2022, the fair value of the freestanding derivative on Legacy Bridger Series C Preferred Shares was $2,186 thousand. Realized gains and losses arising from changes in fair value of the freestanding derivative are recorded in earnings. For the three and nine months ended September 30, 2023, the Company recorded a realized loss of zero and $51 thousand in interest expense on the Unaudited Condensed Consolidated Statements of Operations, respectively.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Note 13 - Fair Value Measurements
Long-term debt, net of debt issuance costs
As of September 30, 2023, the Company had $156,903 thousand of fixed rate and $50,258 thousand of variable rate debt outstanding, respectively. The majority of the fixed rate debt is based on current market rates. The Company estimated the fair value of the fixed rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. The variable rate debt approximates fair value based on the closing or estimated market prices of similar securities comparable to the Company’s debts as of September 30, 2023 and December 31, 2022. Debt financing activities and loan agreements are further described in “Note 14 – Long-Term Debt.”
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
The following tables summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of September 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$19,378,525	$—	$—
Restricted cash:
Money market fund	9,251,919	—	—
Other restricted cash	3,040,812	—	—
Total Restricted cash	12,292,731	—	—
Investments in marketable securities	—	2,249,068	—
Interest rate swap	—	1,519,326	—
Total assets	$31,671,256	$3,768,394	$—
Liabilities
Warrant liabilities – Public Warrants	$5,002,000	$—	$—
Warrant liabilities – Private Placement Warrants	—	2,726,000	—
Contingent consideration	—	—	8,319,000
Embedded derivative of Series A Preferred Stock	—	—	993,952
Total liabilities	$5,002,000	$2,726,000	$9,312,952

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
Interest Rate Swap and Freestanding Derivative
The Company’s derivative financial instruments are measured at fair value on a recurring basis based on quoted market prices or using standard valuation models as described in “Note 12 – Interest Rate Swap and Freestanding Derivative.”
The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described in “Note 2 – Summary of Significant Accounting Policies.”
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
Mandatorily Redeemable Legacy Bridger Series B Preferred Shares
The Company’s mandatorily redeemable Legacy Bridger Series B Preferred Shares are measured at fair value based on capital contributions, plus accrued but unpaid interest. The Legacy Bridger Series B Preferred Shares were redeemed during the year ended December 31, 2022 as furthered discussed in “Note 20 – Mandatorily Redeemable Preferred Shares.”

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Embedded derivative of Legacy Bridger Series C Preferred Shares and Series A Preferred Stock
The Company identified a redemption feature of the Legacy Bridger Series C Preferred Shares that required bifurcation from the host instrument as an embedded derivative liability, as discussed in “Note 19 – Mezzanine Equity.” The embedded derivative was initially valued and remeasured using a “with-and-without” method. The “with-and-without” methodology involved valuing the entire instrument both with and without the embedded derivative using a discounted cash flow approach. Under this methodology, the difference in the estimated fair value between the instrument with the embedded derivative and the instrument without the embedded derivative represents the estimated fair value of the embedded derivative. This valuation methodology is based on unobservable estimates and judgements, and therefore is classified as a Level 3 fair value measurement. The significant unobservable input used in the estimated fair value measurement of the embedded derivative is the timing for which the Company may be in default of certain financing facilities that would require an increase of 2% interest per annum to be accrued by the holders of the Legacy Bridger Series C Preferred Shares. Legacy Bridger Series C Preferred Shares were re-issued as Series A Preferred Stock as part of the Closing, as further discussed in “Note 19 – Mezzanine Equity.”
Commercial paper and Investments in marketable securities
The fair values of the commercial paper and available-for-sale marketable securities are based on observable market prices, and therefore classified as a Level 2 fair value measurement. Refer to “Note 3 – Cash Equivalents and Investments in Marketable Securities” for additional details.
Warrant Liabilities
The Company issued Warrants in connection with the Reverse Recapitalization. The Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value are recorded in earnings through Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations.
The Public Warrants are publicly traded under the symbol “BAERW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. Therefore, the Public Warrants are classified as Level 1 of the fair value hierarchy.
The Public Warrants are redeemable at any time during the term of the warrant in which the Common Stock share trading price has been at least $18.00 per share for 20 trading days within the 30 trading-day period. JCIC Sponsor can redeem both the Private Placement Warrants and the Public Warrants when the stock price is between $10.00 to $18.00. As such, it is economically beneficial for the Company to redeem the Private Placement Warrants any time before the stock price crosses the $18.00 threshold. Therefore, the Warrants have similar economic value, hence Private Placement Warrants are deemed to have the same value as the Public Warrants and are classified Level 2 of the fair value hierarchy. Refer to “Note 11 – Accrued Expenses and Other Liabilities” for additional details.
Contingent consideration
In connection with the Acquisition, the Company is required to make contingent payments to the sellers based on the achievement of certain operational milestones. The preliminary fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $8,319 thousand. The preliminary fair value of the contingent consideration was determined using the Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are equity volatility, estimated future stock prices and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in estimated fair value of contingent consideration are recognized as Selling, general and administrative expenses within the Unaudited Condensed Consolidated Statements of Operations. Refer to “Note 11 – Accrued Expenses and Other Liabilities” for additional details.
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
As of September 30, 2023 and December 31, 2022, the Company did not have any significant assets or liabilities that were remeasured at fair value on a non-recurring basis in periods subsequent to initial recognition.
Note 14 – Long-Term Debt
Long-term debt consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Permanent loan agreement, dated August 21, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing August 21, 2035	$18,592,258	$18,852,476
Permanent loan agreement, dated October 1, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing October 1, 2035	18,655,670	18,924,229
Term loan agreement dated September 30, 2019, LIBOR + 2.5%, maturing March 15, 2030	10,627,419	11,110,484
Term loan agreement dated February 3, 2020, LIBOR + 2.5%, maturing February 3, 2027	3,952,500	4,371,000
Taxable industrial revenue bonds, dated July 21, 2022, 11.5% interest rates, maturing September 1, 2027	160,000,000	160,000,000
Various term loan agreements, with earliest start at September 9, 2021, 5-5.5% interest rates, latest maturation on November 17, 2027	264,988	317,073
Loans payable	212,092,835	213,575,262
Less: noncurrent debt issuance costs	(3,936,819)	(4,664,552)
Less: current debt issuance costs	(995,365)	(993,157)
Less: current portion of long-term debt, net of debt issuance costs	(1,940,914)	(2,445,595)
Total long-term debt, net of debt issuance costs	$205,219,737	$205,471,958
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
As of December 31, 2022, the Company was not in violation of the Senior Leverage Ratio requirement related to the credit facilities entered with RMB, as RMB amended the loan agreements prior to year-end. These amendments modified the definition of EBITDA to be used in the Senior Leverage Ratio calculation to include certain allowable addbacks and modified the timing requirement of the Senior Leverage Ratio. As of September 30, 2023, the Company was not in violation of the Senior Leverage Ratio requirement related to the credit facilities entered with RMB.
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
On July 21, 2022, upon the closing of the 2022 Bonds, the Company redeemed in full the 2021 Bonds, and recorded a loss of $845 thousand on debt extinguishment in Other income (expense) in the Condensed Consolidated Statements of Operations.
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
On July 21, 2022, the Company closed on the 2022 Bonds, upon which the Company received from aggregate proceeds of $135,000 thousand on July 21, 2022 and $25,000 thousand on August 10, 2022. The proceeds were designated to redeem in full the 2021 Bonds and the Legacy Bridger Series A Preferred Shares, to finance the construction and equipping of the Company’s third and fourth aircraft hangar in Belgrade, Montana and to fund the purchase of four additional Viking CL415EAF aircraft. The 2022 Bonds mature on September 1, 2027, with an annual interest rate of 11.5% payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2022. Debt issuance costs for the 2022 Bonds were $4,224 thousand.
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
The 2022 Bonds are subject to financial covenants requiring the Company to maintain a DSCR that exceeds 1.25x commencing with the fiscal quarter ending December 31, 2023, operate in such a manner to produce gross revenues so as to be at all relevant times in compliance with the DSCR covenant and to maintain liquidity of $8,000 thousand in the form of unrestricted cash or investments (excluding margin accounts and retirement accounts) at all times and to be reported. The Company is in compliance with such financial covenants as of September 30, 2023. However, management anticipates that the Company will be in violation of the DSCR and liquidity covenants during the twelve-month period subsequent to the date of this filing, primarily due to lower than expected revenues and cash. The 2022 Bond agreement provides that, with regard to covenant violations, other than non-payment of principal or interest, no event of default shall be deemed to have occurred so long as a reasonable course of action to remedy a violation commences within 30 days of non-compliance and management diligently prosecutes the remediation plan to completion.
Management has consulted with bond counsel on the potential impact of future covenant violations and has proactively developed a cost reduction plan to remedy the anticipated covenant breaches in 2024. Management began to implement portions of the plan in November 2023. However, this plan is in progress and there is no assurance that management will be able diligently prosecute the remediation plan to completion, and the Company does not have sufficient liquidity to fund its outstanding obligations for the 2022 Bonds if they became immediately due and payable following subsequent compliance reporting dates. The uncertainty regarding the company’s ability to diligently prosecute remediation plan to completion and the potential impact on the bonds maturity as a result of the anticipated debt covenant violations at subsequent compliance dates could result in the 2022 Bonds becoming immediately due and payable, which raises substantial doubt about our ability to continue as a going concern.
Amortization of debt issuance costs was $242 thousand and $726 thousand for the three and nine months ended September 30, 2023, respectively, and $199 thousand and $289 thousand for the three and nine months ended September 30, 2022, respectively.
Note 15 – Commitments and Contingencies
Legal Matters
The Company is involved in legal proceedings and litigation in the ordinary course of business. Other than routine litigation incidental to the Company’s business, there are no material pending legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.
Commitments
On April 13, 2018, the Company executed an aircraft purchase agreement with Longview Aviation Asset Management, Inc. and Viking for the purchase of six Viking CL415EAF aircraft. For the year ended December 31, 2022, the Company paid $9,098 thousand and received its sixth Viking CL415EAF, the final remaining aircraft under the aircraft purchase agreement, during the three months ended March 31, 2023. Un-invoiced commitments were $9,098 thousand as of December 31, 2022.
On March 23, 2022, the Company entered into an agreement with Sievert Construction, Inc (“Sievert”) for the construction of a hangar at the Bozeman Yellowstone International Airport in Belgrade, Montana. Payments made under the agreement were $1,289 thousand and $3,215 thousand for the three and nine months ended September 30, 2023. Un-invoiced commitments were zero and $3,756 thousand as of September 30, 2023 and December 31, 2022, respectively.
Note 16 – Collaborations
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
Overwatch agrees to provide the products and services at a discount to the Company under the Collaboration Agreement. Overwatch’s products and services under the Collaboration Agreement include, but are not limited to, imaging systems, software engineer labor related to software-as-a-service support, labor related to sensor operations, and cloud-based image data web service. In exchange, the Company agrees to pay Overwatch a 7.5% share of revenue from FireTrac on a quarterly basis. FireTrac has not generated revenue since the Company entered into the Collaboration Agreement.
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
For the three and nine months ended September 30, 2022, the Company recorded zero and $432 thousand of purchases of imaging systems under the Collaboration Agreement in Property, plant and equipment, net, and did not make any purchases during the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recorded $96 thousand and $241 thousand of engineering services provided by Overwatch under the Collaboration Agreement in Selling, general and administrative expense, respectively. For the three and nine months ended September 30, 2023, the Company recorded $14 thousand and $40 thousand of engineering services provided by Overwatch under the Collaboration Agreement in Selling, general and administrative expense, respectively.
Note 17 – Stock-Based Compensation
Incentive Units
During the years ended December 31, 2022 and 2021, Legacy Bridger granted Incentive Units to selected board members and executives. Within each grant, 80% of the Incentive Units vest annually over a four-year period subject to continued service by the grantee (the “Time-Vesting Incentive Units”), and the remaining 20% of the Incentive Units vest upon a qualifying change of control event (the “Exit-Vesting Incentive Units”). Notwithstanding the above, any unvested Time-Vesting Incentive Units will become vested if a qualifying change of control event occurs prior to the respective award’s four-year service-based vesting period. Upon termination of the board member or executive, the Company has the right, but not the obligation, to repurchase all or any portion of the vested Incentive Units at fair market value.
For the Time-Vesting Incentive Units, compensation cost is recognized over the requisite service period on a straight-line basis. Upon a qualifying change of control event, the unrecognized compensation expense related to the Time-Vesting Incentive Units will be recognized when the change of control event is considered probable. For the Exit-Vesting Incentive Units, expense is recognized when a qualifying change of control event is considered probable, which has not occurred as of September 30, 2023.
Compensation cost for the Incentive Units is measured at their grant-date fair value. Forfeitures are accounted for as they occur.
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Incentive Unit activity for the period from January 1, 2022 to September 30, 2023 was as follows:

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted average grant date fair value	Number of Awards	Weighted average grant date fair value
Unvested as of January 1, 2022	242,424	$0.15	80,808	$0.11
Granted	—	—	—	—
Vested	80,808	0.11	—	—
Forfeited	—	—	—	—
Unvested as of December 31, 2022	161,616	$0.17	80,808	$0.11
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(121,212)	0.22	(40,404)	0.22
Unvested as of September 30, 2023	40,404	$0.01	40,404	$0.01
For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense related to incentive units of $2 thousand and $7 thousand within Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations, respectively. For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense related to incentive units of $2 thousand and $7 thousand within Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations, respectively. As of December 31, 2022, there was $27 thousand and $9 thousand of unrecognized compensation expense related to the unvested Time-Vesting Incentive Units and Exit-Vesting Incentive Units, respectively.
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
On September 13, 2023, the Company granted 194,436 RSUs to one of the Company’s non-employee directors. These RSUs vest over a period of one to five years, subject to the participant’s service with the Company. The fair value of the

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
RSUs that vest over time is the closing stock price on the date of grant. Upon vesting of the award, the Company will issue shares of Common Stock to the award holder.
The following is a summary of RSU activity for the period ended September 30, 2023:

	Management Awards		Employee Awards		Non-Employee Director
	Number of Awards	Weighted average grant date fair value	Number of Awards	Weighted average grant date fair value	Number of Awards	Weighted average grant date fair value
Unvested as of December 31, 2022	—	$—	—	$—	—	$—
Granted	6,581,496	9.76	2,234,750	4.56	194,436	7.59
Forfeited	—	—	(135,875)	4.56	—	—
Vested	(2,400,354)	9.00	—	—	—	—
Unvested as of September 30, 2023	4,181,142	$10.19	2,098,875	$4.56	194,436	$7.59
The total fair value of RSUs vested during the nine months ended September 30, 2023 was $21,603 thousand.
For the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense related to RSUs of $6,605 thousand and $38,651 thousand within Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2023, total compensation cost related to all RSUs not yet recognized was $36,605 thousand, which is expected to be recognized over a weighted-average period of 1.51 years.
Note 18 – Related Party Transactions
On July 10, 2023, the Company entered into two operating lease agreements, each for a Pilatus PC-12 under the ownership of Mr. Timothy Sheehy, the Chief Executive Officer. The Company recorded approximately $6,569 thousand of right-of-use assets, $1,173 thousand of right-of-use current liabilities, and $5,396 thousand of right-of-use noncurrent liabilities as of September 30, 2023, respectively. The Company incurred approximately $139 thousand in lease expense for each of the three and nine months ended September 30, 2023.
For the three and nine months ended September 30, 2023, the Company earned zero and $433 thousand, respectively, in revenues due to labor, maintenance and improvements to an aircraft under the ownership of Mr. Timothy Sheehy, the Chief Executive Officer.
On July 21, 2022, the Company closed on the 2022 Bonds, upon which the Company received aggregate proceeds of $135,000 thousand on July 21, 2022 and $25,000 thousand on August 10, 2022. In connection with the original issuance, three senior executives of the Company purchased approximately $10,000 thousand of the 2022 Bonds, which purchases were entered into on an arm’s length basis during the public offering for the 2022 Bonds, and on the same terms and conditions that were offered to all Bond purchasers. The Company paid $575 thousand and $1,150 thousand in interest to these three bond holders during the three and nine months ended September 30, 2023, respectively, and incurred approximately $293 thousand and $856 thousand in interest for the three and nine months ended September 30, 2023, respectively. The Company incurred approximately $95 thousand in interest for each of the three and nine months ended September 30, 2022. Refer to “Note 14 – Long-Term Debt.”
Note 19 – Mezzanine Equity
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
The Company identified certain conversion and redemption features that are required to be bifurcated from the host instrument as embedded derivative liabilities. The Legacy Bridger Series C Preferred Shares contained a clause which allowed for an increase of 2% interest per annum to be accrued by the holders of the Legacy Bridger Series C Preferred Shares in the event of a default under certain financing facilities, including noncompliance with certain financial covenants, during the period from 30 days after the occurrence of such default until such default was cured or remediated. The Company expected to be exposed to the 2% interest rate increase for no more than 2 months. As of December 31, 2022, the fair value of the embedded derivative was $1,039 thousand recorded as a liability in the Condensed Consolidated Balance Sheets and remeasured to fair value at each balance sheet date with changes in fair value recorded within Interest expense in the Condensed Consolidated Statements of Operations. The Company also entered into a letter agreement with JPMCF on April 9, 2022 to pay an excess hold fee of 5% of the aggregate initial stated value of the Legacy Bridger Series C Preferred Shares held by JPMCF in excess of $157,894,736.84 as of March 15, 2023. Further details of the freestanding derivative and subsequent excess hold fee payable are described in “Note 12 – Interest Rate Swap and Freestanding Derivative.”
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Series A Preferred Stock
The Series A Preferred Stock are convertible at the election of the holders into shares of Common Stock, without the payment of additional consideration by the holders into such number of shares of Common Stock as determined by dividing the original issue price, plus accrued interest by a conversion price equal to $11.00 per share at the time of conversion.
Shares of Series A Preferred Stock are mandatorily redeemable by the Company on April 25, 2032 at a redemption amount that is equal to the stated value, plus accrued but unpaid interest. Accrued interest for the Series A Preferred Stock was $16,128 thousand as of September 30, 2023. Shares of Series A Preferred Stock are also redeemable upon certain triggering events outside of the control of the Company. The triggering events include redemption by the holder on or after April 25, 2027, or a fundamental change in the Company’s voting and governance structure such as the sale of the Company or its subsidiaries representing more than 50% of the Company’s voting stock or a similar liquidity event.
As of the Closing Date and September 30, 2023, it is probable that the Series A Preferred Stock may become redeemable on April 25, 2032. The Company has elected to recognize changes in redemption value immediately, adjusting the preferred stock to the maximum redemption value at each reporting date. Upon Closing, the Series A Preferred Stock had both a carrying value and redemption value of $332,659 thousand, the 50% multiplier, valued at $156,363 thousand, was removed. As of September 30, 2023, the Series A Preferred Stock had both a carrying value and redemption value of $348,787 thousand. Refer to table below.
As of September 30, 2023 the fair value of the embedded derivative related to the event of default is $994 thousand recorded as a liability on the Unaudited Condensed Consolidated Balance Sheets and remeasured to fair value at each balance sheet date with changes in fair value recorded within Interest expense or income on the Unaudited Condensed Consolidated Statements of Operations.
The Company determined the fair value of the other features requiring bifurcation, both individually and in the aggregate were immaterial at September 30, 2023. The fair value of these features will be assessed at each reporting date and will be recognized and remeasured at fair value, if material.
Additionally, the reduction of the conversion price from $12.90 per share to $11.00 per share triggered a down round conversion feature embedded in the Series A Preferred Stock upon Closing. The Company recognized the value of the effect of a down round feature as a deemed dividend, increasing loss available to common stockholders in the computation of the net income (loss) per share by approximately zero and $48 million during the three and nine months ended September 30, 2023. As of September 30, 2023, there are 31,158,962 shares of Common Stock issuable upon conversion.

	Redeemable Series A Preferred Stock
	Shares	Amounts
Issued as of the Closing Date	315,789.473684	$332,658,947
Adjustment to maximum redemption value	—	16,128,047
Balance as of September 30, 2023	315,789.473684	$348,786,994

	Redeemable Legacy Bridger Series C Preferred Shares
	Shares	Amounts
Issuance of Legacy Bridger Series C Preferred Shares	315,789.473684	$286,332,735
Adjustment to maximum redemption value	—	202,688,810
Balance as of December 31, 2022	315,789.473684	$489,021,545
Note 20 – Mandatorily Redeemable Preferred Shares
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
On April 25, 2022, Legacy Bridger used a portion of the proceeds from the issuance of the Legacy Bridger Series C Preferred Shares to redeem all 60,000,000 of Legacy Bridger’s outstanding Legacy Bridger Series B Preferred Shares for $69,999 thousand, inclusive of $9,999 thousand in accrued interest. There were no Legacy Bridger Series B Preferred Shares as of September 30, 2023 and December 31, 2022.
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
On July 21, 2022 and August 10, 2022, Legacy Bridger used the proceeds from the 2022 Bonds plus cash on hand to redeem in full the remaining 6,055,556 shares of the Legacy Bridger Series A-1 and A-2 Preferred Shares for aggregate proceeds of $136,250 thousand. The fair values of the Legacy Bridger Series A-1 and A-2 Preferred Shares were increased by $3,919 thousand from interest accrued since the modification on April 25, 2022 and no gains or losses were recorded to net loss upon extinguishment. There were no Legacy Bridger Series A Preferred Shares outstanding as of September 30, 2023 and December 31, 2022.
Note 21 – Income Taxes
As a result of the Reverse Recapitalization, the Company became the successor of Legacy Bridger, as discussed in “Note 1 – Organization and Basis of Presentation,” which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Legacy Bridger’s net income or loss is allocated among the members in accordance with the Company’s operating agreement, and federal income taxes are not payable or provided for by Legacy Bridger. Members are taxed individually on their pro rata ownership share of Legacy Bridger’s earnings. Subsequent to the Reverse Recapitalization, the Company became the successor of Legacy Bridger. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to net taxable income or loss and any related tax credits of the Company. Bridger is also subject to taxes in foreign jurisdiction in which it operates.
For the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $314 thousand. The effective tax rate was 0.68% for the nine months ended September 30, 2023.
The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.
The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.
Note 22 – Net Income (Loss) Per Share
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
The following table sets forth the computation of the Company’s basic and diluted income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in USD, except share data)	2023	2022	2023	2022
Numerator—basic and diluted
Net income (loss)	$17,487,976	$(5,650,726)	$(46,218,564)	$(25,086,610)
Series A Preferred Stock—adjustment for deemed dividend upon Closing	—	—	(48,300,000)	—
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—	—	—	(85,663,336)
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	—	(5,643,337)	—	(196,884,119)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	—	—	156,362,598	—
Series A Preferred Stock—adjustment to maximum redemptions value	(6,048,025)	—	(16,128,047)	—
Net income (loss) attributable to Common Stockholders – basic and diluted	$11,439,951	$(11,294,063)	$45,715,987	$(307,634,065)
Denominator—basic
Weighted average Common Stock outstanding—Legacy Bridger shareholders	38,848,420	38,770,646	38,848,420	38,770,646
Weighted average Common Stock outstanding—Public shareholders	2,084,357	—	1,908,752	—
Weighted average Common Stock outstanding—Sponsor and independent directors of JCIC	1,748,189	—	1,600,906	—
Weighted average vested restricted stock units outstanding	2,400,354	—	2,198,126	—
Weighted average Class A Common Stock outstanding - bonus paid to executives	736,554	—	350,740	—
Weighted average Class A Common Stock outstanding - Ignis acquisition	88,088	—	29,685	—
Weighted average Common Stock outstanding—basic	45,905,962	38,770,646	44,936,629	38,770,646
Denominator—diluted
Weighted average Common Stock outstanding—basic	45,905,962	38,770,646	44,936,629	38,770,646
Weighted average effect of dilutive securities:
Series A Preferred Stock	31,158,962	—	31,158,962	—
Unvested Restricted Stock Units	895,923	—	945,295	—
Unvested Legacy Bridger Incentive Units	79,912	—	79,497	—
Sponsor Earnout Shares	855,000	—	782,967	—
Weighted average Common Stock outstanding—diluted	78,895,759	38,770,646	77,903,350	38,770,646
Basic and diluted net income (loss) per share
Basic net income (loss) per Common Stock	$0.25	$(0.29)	$1.02	$(7.93)
Diluted net income (loss) per Common Stock	$0.15	$(0.29)	$0.59	$(7.93)

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
The following table summarizes the potentially dilutive common shares that were excluded from diluted net income (loss) per share computations because the effect would have been anti-dilutive (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Shares excluded from diluted net income (loss) per share
Series A Preferred Stock	315,789	—	—	—
Legacy Series C Preferred Shares	—	315,789	—	315,789
Unvested Restricted Stock Units	6,280,017	—	—	—
Public Warrants	17,250,000	—	17,250,000	—
Private Placement Warrants	9,400,000	—	9,400,000	—
Unvested Legacy Bridger Incentive Units	77,775	323,232	—	323,232
Sponsor Earnout Shares	855,000	—	—	—
Note 23 – Stockholders' Deficit
For periods prior to the Closing, Legacy Bridger had Class A, Class B, Class C and Class D Common shares. As described in “Note 1 – Organization and Basis of Presentation,” on January 24, 2023, the Company consummated the Reverse Recapitalization between JCIC and Legacy Bridger. Subsequent to the Closing, the Company’s Common Stock is the only authorized and issued class of common stock.
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
In connection with the Acquisition, the Company issued 426,531 shares of Common Stock which were issued to the shareholders of the Seller. Refer to “Note 8 – Acquisition Activity.”
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, except as stated)
Note 24 – Revision of Previously Issued Financial Statements
The Company identified an immaterial error in its previously issued annual and interim financial statements. The error relates to accounting for the freestanding derivative instrument further described in the “Note 12 – Interest Rate Swap and Freestanding Derivative,” affecting annual financial statements as of and for the year ended December 31, 2022 and interim financial statements as of and for the six months ended June 30, 2022 and as of and for the nine months ended September 30, 2022. The impact of the error to prior periods’ financial statements were determined to be quantitatively and qualitatively immaterial. In order to improve the consistency and comparability of the financial statements, the Company has revised its previously issued annual and interim financial statements to correct the error.
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
Note 25 – Subsequent Events
The Company evaluated its activities through the date of the filing of the Unaudited Condensed Consolidated Financial Statements.
On October 13, 2023, the Company amended the purchase agreement with Ignis to limit the number of shares issuable as part of the Acquisition. Specifically, Ignis shareholders will have the contingent right to receive up to an aggregate maximum of 8,825,729 shares of Common Stock. The actual number of shares issued to satisfy the contingent consideration will be determined based upon a trailing 120-day VWAP of the Common Stock at the time of each issuance. Any adjustment to the contingent consideration liability as a result of this amendment will be made as part of the Company’s final purchase price allocation during the measurement period.
On July 21, 2023, we entered into a Purchase and Sale Agreement (the “Bighorn Purchase Agreement”), through our subsidiary Bridger Bighorn, LLC, with Robert Eisele and Christopher Eisele (the “Bighorn Sellers”), the owners of Big Horn Airways, Inc. (“Bighorn”), pursuant to which we agreed to acquire 100% of the outstanding equity interests of Bighorn. The aggregate consideration for the Bighorn acquisition is $39.25 million, with $14.75 million payable in unregistered shares of Common Stock, and the remainder of $24.50 million payable in cash, as may be adjusted pursuant to the terms of the Bighorn Purchase Agreement, including for Bighorn’s cash, indebtedness, and net working capital as of the closing of the Bighorn acquisition. In November 2023, the Company and Bighorn sellers mutually agreed to terminate the Bighorn Purchase Agreement. There are no termination fees payable by either party and the Company has agreed to reimburse Bighorn for all fees incurred in connection with the proposed transaction. The amount of reimbursable transaction fees cannot be estimated at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to help you understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read together with our unaudited condensed consolidated financial statements as of September 30, 2023 and December 31, 2022, for the three and nine months ended September 30, 2023 and 2022, and the related notes thereto, that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and analysis should also be read together with the historical audited annual consolidated financial statements as of and for the years ended December 31, 2022 and 2021, included in the Annual Report on Form 10-K (the “Annual Report”). This discussion and analysis contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this section to “Bridger,” the “Company,” “we,” “us,” “our,” and other similar terms refer to the business of the Company’s predecessor, Bridger Aerospace Group Holdings, LLC and its subsidiaries (collectively, “Legacy Bridger”) prior to the consummation of the Reverse Recapitalization, and the Company and its subsidiaries following the consummation of the business combination with Jack Creek Investment Corp. (“JCIC”) that occurred on January 24, 2023 (the “Reverse Recapitalization”).
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
The Reverse Recapitalization
On January 24, 2023, we consummated the Reverse Recapitalization. As a result of the Reverse Recapitalization, Legacy Bridger and JCIC each became wholly-owned subsidiaries of the Company, and the JCIC shareholders and the equity holders of Legacy Bridger converted their equity ownership in JCIC and Legacy Bridger, respectively, into equity ownership in the Company. Legacy Bridger has been determined to be the accounting acquirer with respect to the Reverse Recapitalization, which will be accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP.
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

Historically, our results of operations have not been materially impacted by other factors, other than the COVID-19 global pandemic. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition and future results of operations, which are dependent on future developments. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends. For instance, the impact of the COVID-19 pandemic directly affected the delivery of our aircraft and the support related to their deployment while on contract. Deployment of two Viking CL415EAF (“Super Scooper”) aircraft was delayed in 2020 as a result of the Federal Aviation Administration’s transition to a work-from-home environment and a reduction in its ability to process carding and registration matters; two other Super Scoopers were delayed in 2021 as a result of modified manufacturing procedures at the OEM in response to COVID-19 that increased production time, which we understood was compounded by the OEM’s delays in receiving certain parts and components; and prior production delays pushed completion and delivery of another two Super Scoopers later in 2022 and early 2023 than we had previously anticipated receiving them. However, we believe that our long-term outlook remains positive due to the increasing demand for our services and our ability to meet those demands consistently, despite adverse market factors. We believe that this expected long-term increase in demand will offset increased costs and that the operational challenges we may experience in the near term can be managed in a manner that will allow us to support increased demand, though we cannot provide any assurances.
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

Other Income (Expense)
Other income consists of interest income and realized gains on available-for-sale debt securities. This also includes the reimbursement from an insurance claim against a damaged asset. Other expense consists of the loss on extinguishment of Series 2021 bonds.
Income Tax Benefit
Income tax benefit consists of the tax benefit recognized as a result of a discrete benefit generated from the Ignis acquisition.
Results of Operations
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
The following table sets forth our unaudited condensed consolidated statements of operations information for the three months ended September 30, 2023 and 2022 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report.

(All amounts in U.S. dollars)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$53,619,117	$32,452,593	$21,166,524	65%
Cost of revenues:
Flight operations	9,673,769	7,120,107	2,553,662	36%
Maintenance	5,534,423	5,498,105	36,318	1%
Total cost of revenues	15,208,192	12,618,212	2,589,980	21%
Gross income	38,410,925	19,834,381	18,576,544	94%
Selling, general and administrative expense	15,826,474	18,058,418	(2,231,944)	(12%)
Operating income	22,584,451	1,775,963	20,808,488	1172%
Interest expense	(5,970,547)	(6,984,901)	1,014,354	(15%)
Other income (expense)	559,992	(441,788)	1,001,780	(227%)
Income (loss) before income taxes	17,173,896	(5,650,726)	22,824,622	(404%)
Income tax benefit	314,080	—	314,080	100%
Net income (loss)	$17,487,976	$(5,650,726)	$23,138,702	(409%)

(All amounts in U.S. dollars)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Series A Preferred Stock – adjustment to maximum redemption value	$(6,048,025)	$—
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	$—	$(5,643,337)
Net income (loss) attributable to Common stockholders - basic and diluted	$11,439,951	$(11,294,063)
Net income (loss) per Common Stock - basic	$0.25	$(0.29)
Net income (loss) per Common Stock - diluted	$0.15	$(0.29)
Revenues
Revenues increased by $21.2 million, or 65%, to $53.6 million for the three months ended September 30, 2023, from $32.5 million for the three months ended September 30, 2022.
The following table shows revenues by service offering for each period.

(All amounts in U.S. dollars)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$46,153,645	$26,550,505	$19,603,140	74%
Aerial surveillance	7,355,172	5,831,625	1,523,547	26%
Other services	110,300	70,463	39,837	57%
Total revenues	$53,619,117	$32,452,593	$21,166,524	65%
Fire suppression revenue increased by $19.6 million, or 74%, to $46.2 million for the three months ended September 30, 2023, from $26.6 million for the three months ended September 30, 2022. The increase in fire suppression revenue accounted for 93% of the total increase in revenues for the three months ended September 30, 2023. The increase was primarily driven by a higher number of aircraft operating for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Aerial surveillance revenue increased by $1.5 million, or 26%, to $7.4 million for the three months ended September 30, 2023, from $5.8 million for the three months ended September 30, 2022. The increase was primarily driven by the type of aircraft operating for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Other services revenue increased by $40 thousand, or 57%, to $0.1 million for the three months ended September 30, 2023, from $0.1 million for the three months ended September 30, 2022. The increase was primarily driven by a higher number of charter flights for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
The following table shows revenues by revenue type for each period.

(All amounts in U.S. dollars)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Flight revenue	$28,322,994	$18,167,660	$10,155,334	56%
Standby revenue	25,006,298	14,094,682	10,911,616	77%
Other revenue	289,825	190,251	99,574	52%
Total revenues	$53,619,117	$32,452,593	$21,166,524	65%
Flight revenue increased by $10.2 million, or 56%, to $28.3 million for the three months ended September 30, 2023, from $18.2 million for the three months ended September 30, 2022. The increase was primarily driven by a higher number of Super Scooper aircraft flying on deployment.
Standby revenue increased by $10.9 million, or 77%, to $25.0 million for the three months ended September 30, 2023, from $14.1 million for the three months ended September 30, 2022. The increase was primarily driven by a higher number of Super Scooper aircraft available for deployment.
Other revenue increased by $0.1 million, or 52%, to $0.3 million for the three months ended September 30, 2023, from $0.2 million for the three months ended September 30, 2022. The increase was primarily driven by a higher number of charter flights for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Cost of Revenues
Total cost of revenues increased by $2.6 million, or 21%, to $15.2 million for the three months ended September 30, 2023, from $12.6 million for the three months ended September 30, 2022.
Flight Operations
Flight operations expenses increased by $2.6 million, or 36%, to $9.7 million for the three months ended September 30, 2023, from $7.1 million for the three months ended September 30, 2022. The increase was primarily attributable to higher personnel costs of $1.3 million and higher depreciation expense of $0.9 million due to an increase in flight hours associated with the two additional Super Scooper aircraft placed into service in September 2022 and February 2023, respectively. The increase was partially driven by an increase in aircraft lease expense of $0.5 million due to the two additional Pilatus PC-12 operating leases and the additional Twin Otter operating lease placed into service August 2023 and June 2023, respectively. Refer to “Note 18 – Related Party Transactions” of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.

Maintenance
Maintenance expenses increased by $36 thousand, or 1%, to $5.5 million for the three months ended September 30, 2023, from $5.5 million for the three months ended September 30, 2022. The increase was primarily driven by higher contractor wages of $50 thousand for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $2.2 million, or 12%, to $15.8 million for the three months ended September 30, 2023, from $18.1 million for the three months ended September 30, 2022. The decrease was primarily driven by $10.3 million of transaction related bonuses for employees recorded in the third quarter of 2022 in connection with the issuance of the Bridger Series C Preferred Shares, issuance of the Series 2022 Bonds, execution of the Transaction Agreements and initial filing of the proxy statement/prospectus. The decrease was also partially driven by lower audit fees of $0.4 million and lower personnel expenses of $0.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was partially offset by $9.0 million of non-cash stock-based compensation expense for the restricted stock units (“RSUs”) issued to employees of Bridger in connection with the Reverse Recapitalization. Refer to “Note 17 – Stock-Based Compensation” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Interest Expense
Interest expense decreased by $1.0 million, or 15%, to $6.0 million for the three months ended September 30, 2023, from $7.0 million for the three months ended September 30, 2022. The decrease was primarily driven by lower interest expense for the Series A-1 and Series A-2 preferred shares of Legacy Bridger (together, the “Legacy Bridger Series A Preferred Shares”) of $3.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was partially offset by additional interest expense for (i) the Series 2022 Bonds ($1.4 million); (ii) the two loan agreements in connection with the two separate credit facilities brokered through Live Oak Bank ($0.4 million); and (iii) the Legacy Bridger Series C Preferred Shares ($0.2 million), in each case for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Other Income (Expense)
Other income increased by $1.0 million, or 227%, to $0.6 million for the three months ended September 30, 2023, from Other expense of $0.4 million for the three months ended September 30, 2022. The increase was primarily driven by the loss on the extinguishment of Series 2021 bonds of $0.7 million for the three months ended September 30, 2022. The increase was partially driven by interest income for the embedded derivative of Legacy Bridger Series C Preferred Shares of $0.3 million. Refer to “Note 19 – Mezzanine Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Income Tax Benefit
Income tax benefit increased by $0.3 million, or 100%, to $0.3 million for the three months ended September 30, 2023, from zero for the three months ended September 30, 2022. The increase was primarily driven by a discrete benefit generated from the Ignis acquisition for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
The following table sets forth our unaudited condensed consolidated statements of operations information for the nine months ended September 30, 2023 and 2022 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report.

(All amounts in U.S. dollars)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$65,599,770	$45,275,556	$20,324,214	45%
Cost of revenues:
Flight operations	19,706,152	16,635,021	3,071,131	18%
Maintenance	13,260,850	11,932,078	1,328,772	11%
Total cost of revenues	32,967,002	28,567,099	4,399,903	15%
Gross income	32,632,768	16,708,457	15,924,311	95%
Selling, general and administrative expense	64,242,773	28,635,304	35,607,469	124%
Operating loss	(31,610,005)	(11,926,847)	(19,683,158)	165%
Interest expense	(17,175,959)	(12,993,129)	(4,182,830)	32%
Other income (expense)	2,253,320	(166,634)	2,419,954	(1452%)
Loss before income taxes	(46,532,644)	(25,086,610)	(21,446,034)	85%
Income tax benefit	314,080	—	314,080	100%
Net loss	$(46,218,564)	$(25,086,610)	$(21,131,954)	84%

(All amounts in U.S. dollars)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Series A Preferred Stock – adjustment for deemed dividend upon Closing	$(48,300,000)	$—
Series A Preferred Stock – adjustment to eliminate 50% multiplier	$156,362,598	$—
Series A Preferred Stock – adjustment to maximum redemption value	$(16,128,047)	$—
Legacy Bridger Series A Preferred Shares – adjustment for redemption, extinguishment and accrued interest	$—	$(85,663,336)
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	$—	$(196,884,119)
Net income (loss) attributable to Common Stockholders – basic and diluted	$45,715,987	$(307,634,065)
Net income (loss) per Common Stock—basic	$1.02	$(7.93)
Net income (loss) per Common Stock—diluted	$0.59	$(7.93)
Revenues
Revenues increased by $20.3 million, or 45%, to $65.6 million for the nine months ended September 30, 2023, from $45.3 million for the nine months ended September 30, 2022.
The following table shows revenues by service offering for each period.

(All amounts in U.S. dollars)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$56,603,073	$38,232,768	$18,370,305	48%
Aerial surveillance	8,478,925	6,833,650	1,645,275	24%
Other services	517,772	209,138	308,634	148%
Total revenues	$65,599,770	$45,275,556	$20,324,214	45%

Fire suppression revenue increased by $18.4 million, or 48%, to $56.6 million for the nine months ended September 30, 2023, from $38.2 million for the nine months ended September 30, 2022. The increase in fire suppression revenue accounted for 90% of the total increase in revenues for the nine months ended September 30, 2023. The increase was primarily driven by a higher number of aircraft operating for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Aerial surveillance revenue increased by $1.6 million, or 24%, to $8.5 million for the nine months ended September 30, 2023, from $6.8 million for the nine months ended September 30, 2022. The increase was primarily driven by the type of aircraft operating for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Other services revenue increased by $0.3 million, or 148%, to $0.5 million for the nine months ended September 30, 2023, from $0.2 million for the nine months ended September 30, 2022. The increase was primarily due to labor, maintenance and improvements to an aircraft under the ownership of a related party and additional contractually specified items. Refer to “Note 18 – Related Party Transactions” of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
The following table shows revenues by revenue type for each period.

(All amounts in U.S. dollars)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Flight revenue	$34,117,309	$24,585,180	$9,532,129	39%
Standby revenue	30,142,235	20,305,658	9,836,577	48%
Other revenue	1,340,226	384,718	955,508	248%
Total revenues	$65,599,770	$45,275,556	$20,324,214	45%
Flight revenue increased by $9.5 million, or 39%, to $34.1 million for the nine months ended September 30, 2023, from $24.6 million for the nine months ended September 30, 2022. The increase was primarily driven by a higher number of Super Scooper aircraft flying on deployment.
Standby revenue increased by $9.8 million, or 48%, to $30.1 million for the nine months ended September 30, 2023, from 20.3 million for the nine months ended September 30, 2022. The increase was primarily driven by a higher number of Super Scooper aircraft available for deployment.
Other revenue increased by $1.0 million, or 248%, to $1.3 million for the nine months ended September 30, 2023, from $0.4 million for the nine months ended September 30, 2022. The increase was primarily due to labor, maintenance and improvements to an aircraft under the ownership of a related party and additional contractually specified items. Refer to “Note 18 – Related Party Transactions” of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Cost of Revenues
Total cost of revenues increased by $4.4 million, or 15%, to $33.0 million for the nine months ended September 30, 2023, from $28.6 million for the nine months ended September 30, 2022.
Flight Operations
Flight operations expenses increased by $3.1 million, or 18%, to $19.7 million for the nine months ended September 30, 2023, from $16.6 million for the nine months ended September 30, 2022. The increase was primarily attributable to higher personnel expenses of $2.1 million due to an increase in flight hours associated with the two additional Super Scooper aircraft placed into service in September 2022 and February 2023, respectively. The increase was partially driven by $0.5 million for the RSUs granted to all employees in April 2023. Refer to “Note 17 – Stock-Based Compensation” of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details. The increase was partially driven by an increase in aircraft lease expense of $0.5 million due to the two additional Pilatus PC-12 operating leases and the additional Twin Otter operating lease placed into service August 2023 and June 2023, respectively. Refer to “Note 18 – Related Party Transactions” of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Maintenance
Maintenance expenses increased by $1.3 million, or 11%, to $13.3 million for the nine months ended September 30, 2023, from $11.9 million for the nine months ended September 30, 2022. The increase was primarily driven by personnel costs of $0.8 million and higher depreciation expense of $0.3 million required for the two additional Super Scooper aircraft placed into service in September 2022 and February 2023, respectively. The increase was partially driven by higher expenses of $0.2 million for the RSUs granted to all employees in April 2023. Refer to “Note 17 – Stock-Based Compensation” of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $35.6 million, or 124%, to $64.2 million for the nine months ended September 30, 2023, from $28.6 million for the nine months ended September 30, 2022. The increase was primarily driven by $40.9 million of non-cash stock-based compensation expense for the RSUs issued to management and all employees of Bridger in connection with the Reverse Recapitalization. Refer to “Note 17 – Stock-Based Compensation” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details. The increase was partially driven by higher operating costs of $4.4 million and higher insurance costs of $1.4 million primarily associated with the two additional Super Scooper aircraft placed into service in September 2022 and February 2023, respectively. The increase was partially driven by a loss on disposal of assets related to the impairment of a Twin Commander surveillance platform of $0.6 million. The increase was partially offset by $11.3 million of transaction related bonuses for employees recorded in the third quarter of 2022 in connection with the issuance of the Bridger Series C Preferred Shares, issuance of the Series 2022 Bonds, execution of the Transaction Agreements and initial filing of the proxy statement/prospectus.
Interest Expense
Interest expense increased by $4.2 million, or 32%, to $17.2 million for the nine months ended September 30, 2023, from $13.0 million for the nine months ended September 30, 2022. The increase was primarily driven by additional interest expense for the Series 2022 Bonds of $10.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was partially driven by additional interest expense for the two loan agreements in connection with the two separate credit facilities brokered through Live Oak Bank of $1.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was partially offset by lower interest expense for the Series A-1 and Series A-2 preferred shares of Legacy Bridger (together, the “Legacy Bridger Series A Preferred Shares”) and Legacy Bridger Series B Preferred Shares of $3.9 million and $3.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, respectfully.
Other Income (Expense)
Other income increased by $2.4 million, or 1,452%, to $2.3 million for the nine months ended September 30, 2023, from Other expense of $0.2 million for the nine months ended September 30, 2022. The increase was primarily driven by interest income for the embedded derivative of Legacy Bridger Series C Preferred Shares of $1.3 million. Refer to “Note 19 – Mezzanine Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details. The increase was partially driven by the loss on the extinguishment of Series 2021 bonds of $0.7 million for the nine months ended September 30, 2022. The increase was partially driven by an unrealized gain of $0.4 million related to short-term investments for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Refer to “Note 3 – Cash Equivalents and Investments in Marketable Securities” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Income Tax Benefit
Income tax benefit increased by $0.3 million, or 100%, to $0.3 million for the nine months ended September 30, 2023, from zero for the nine months ended September 30, 2022. The increase was primarily driven by a discrete benefit generated from the Ignis acquisition for the nine months ended September 30, 2023.
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
Each of the profitability measures described below are not recognized under GAAP and do not purport to be an alternative to net income or loss determined in accordance with GAAP as a measure of our performance. Such measures have limitations as analytical tools, and should not be considered in isolation or as substitutes for our results as reported under GAAP. EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used only in conjunction with our GAAP profit or loss for the period. Our management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.
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

Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted EBITDA gains and losses on disposals of assets, offering costs related to financing and other transactions, which include costs that are required to be expensed in accordance with GAAP. In addition, we exclude from Adjusted EBITDA non-cash stock-based compensation, business development and integration expenses, loss on extinguishment of debt, and discretionary bonuses to employees and executives. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Net income (loss)	$17,487,976	$(5,650,726)	$23,138,702	(409%)
Income tax benefit	(314,080)	—	(314,080)	(100%)
Depreciation and amortization	5,247,755	4,467,072	780,683	17%
Interest expense	5,970,547	6,984,901	(1,014,354)	(15%)
EBITDA	28,392,198	5,801,247	22,590,951	389%
Loss on disposals and non-cash impairment charges(i)	—	806,869	(806,869)	(100)%
Offering costs(ii)	662,149	1,336,102	(673,953)	(50%)
Stock-based compensation(iii)	9,003,786	2,222	9,001,564	NM
Business development & integration expenses(iv)	680,021	193,039	486,982	252%
Loss on extinguishment of debt(v)	—	844,925	(844,925)	(100%)
Discretionary bonuses to employees and executives(vi)	—	10,136,530	(10,136,530)	(100%)
Adjusted EBITDA	$38,738,154	$19,120,934	$19,617,220	103%
Net income (loss) margin(vii)	33%	(17)%
Adjusted EBITDA margin(vii)	72%	59%
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
v)Represents loss on extinguishment of debt related to the Series 2021 Bond and forgiveness of the Paycheck Protection Program (“PPP”) loan.

vi)Represents one-time discretionary bonuses to certain employees and executives of Bridger in connection with the issuance of the Legacy Bridger Series C Preferred Shares, the issuance of the Series 2022 Bonds, execution of the Transaction Agreements and the initial filing of the proxy/statement/prospectus prepared in connection with the Business Combination.
vii)Net income (loss) margin represents Net income (loss) divided by Total revenue and Adjusted EBITDA margin represents Adjusted EBITDA divided by Total revenue.
The following table reconciles net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Period Over Period Change ($)	Period Over Period Change (%)
Net loss	$(46,218,564)	$(25,086,610)	$(21,131,954)	84%
Income tax benefit	(314,080)	—	(314,080)	(100%)
Depreciation and amortization	10,233,947	8,561,926	1,672,021	20%
Interest expense	17,175,959	12,993,129	4,182,830	32%
EBITDA	(19,122,738)	(3,531,555)	(15,591,183)	441%
Loss on disposals and non-cash impairment charges(i)	1,052,407	1,588,361	(535,954)	(34)%
Offering costs(ii)	3,929,756	2,549,300	1,380,456	54%
Stock-based compensation(iii)	41,614,316	7,002	41,607,314	NM
Business development & integration expenses(iv)	1,553,298	585,015	968,283	166%
Loss on extinguishment of debt(v)	—	844,925	(844,925)	(100%)
Discretionary bonuses to employees and executives(vi)	—	10,136,530	(10,136,530)	(100%)
Adjusted EBITDA	$29,027,039	$12,179,578	$16,847,461	138%
Net loss margin(vii)	(70)%	(55)%
Adjusted EBITDA margin(vii)	44%	27%
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
v)Represents loss on extinguishment of debt related to the Series 2021 Bond and forgiveness of the Paycheck Protection Program (“PPP”) loan.
vi)Represents one-time discretionary bonuses to certain employees and executives of Bridger in connection with the issuance of the Legacy Bridger Series C Preferred Shares, the issuance of the Series 2022 Bonds, execution of the Transaction Agreements and the initial filing of the proxy/statement/prospectus prepared in connection with the Business Combination.
vii)Net loss margin represents Net loss divided by Total revenue and Adjusted EBITDA margin represents Adjusted EBITDA divided by Total revenue.
Liquidity and Capital Resources
Cash and Marketable Securities
As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents of $19.4 million which were held for working capital purposes and restricted cash of $12.3 million. The restricted cash was procured through a county bond and is accessed for financing capital projects. As of September 30, 2023, the Company had $2.2 million of investments in debt securities classified as available-for-sale with short-term maturities of less than one year and carried at fair value. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss.

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
We may receive up to $306.5 million from the exercise of the 9,400,000 private placement warrants and 17,250,000 public warrants of the Company outstanding (collectively, the “Warrants”), assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of Common Stock issuable upon such exercise. On September 29, 2023, the closing price of our Common Stock was $8.47 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and holders of our Warrants are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any cash proceeds from the exercise of our Warrants to fund our operations.
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
On July 21, 2023, we entered into a Purchase and Sale Agreement (the “Bighorn Purchase Agreement”), through our subsidiary Bridger Bighorn, LLC, with Robert Eisele and Christopher Eisele (the “Bighorn Sellers”), the owners of Big Horn Airways, Inc. (“Bighorn”), pursuant to which we agreed to acquire 100% of the outstanding equity interests of Bighorn. The aggregate consideration for the Bighorn acquisition is $39.25 million, with $14.75 million payable in unregistered shares of Common Stock, and the remainder of $24.50 million payable in cash, as may be adjusted pursuant to the terms of the Bighorn Purchase Agreement, including for Bighorn’s cash, indebtedness, and net working capital as of the closing of the Bighorn acquisition. In November 2023, the Company and Bighorn sellers mutually agreed to terminate the Bighorn Purchase Agreement. There are no termination fees payable by either party and the Company has agreed to reimburse Bighorn for all fees incurred in connection with the proposed transaction. The amount of reimbursable transaction fees cannot be estimated at this time.
On September 20, 2023, we announced that our bid (via a public tender process) to purchase four Canadair CL-215T ("Spanish Super Scooper") amphibious aircraft from the Spanish Ministry for Ecological Transition and Demographic Challenge had been accepted by the Spanish government (the “Spanish Super Scooper Acquisition”). Per the terms of the bid, we agreed to purchase the four Spanish Super Scoopers from the Spanish government for approximately €40.3 million (approximately $43.1 million as of November 10, 2023) in cash. The closing of the Spanish Super Scooper Acquisition is subject to the terms and conditions of the Spanish public tender process and subject to our obtaining sufficient funding, and we continue to work toward the completion of the acquisition of the four Spanish Super Scoopers in the fourth quarter of 2023. Assuming completion of the acquisition, which may occur through a variety of structures that have not yet been determined, we plan to move the Spanish Super Scoopers to a Maintenance, Repair and Overhaul (“MRO”) facility for overhaul work. Our management team estimates that the cost to renovate and upgrade these Spanish Super Scoopers will be approximately $8 million to $12 million per aircraft. Assuming timely completion of the acquisition, we expect these modified Spanish Super Scoopers to generate revenue and Adjusted EBITDA in-line with Bridger’s current fleet of Super Scoopers once contracting mechanics are negotiated with various foreign governments during their respective return-to-

service timeframes. However, there can be no assurance that this acquisition will be completed upon the timeline discussed above or at all, nor that the Company will be able to successfully contract with various foreign governments to generate revenue.
Indebtedness
As of September 30, 2023, we held $15.4 million of current liabilities, $10.5 million of which was accrued expenses and other current liabilities.
As of September 30, 2023, we held $224.8 million of long-term liabilities with $205.2 million of total long-term debt, net of debt issuance costs, which are comprised of the Series 2022 Bonds, eight support vehicle loans, two hangar loans and three loans on six aircraft.
Rocky Mountain Bank Loans
Through certain of our subsidiaries, we entered into two credit facilities with Rocky Mountain Bank to finance in part (i) the construction of airplane hangars on September 30, 2019 and (ii) the purchase of four Quest Kodiak aircraft on February 3, 2020. In connection with such credit facilities, we also entered into various term loan and other long-term debt agreements which contain certain financial covenants, including, that we maintain (i) a debt service coverage ratio that exceeds 1.25x (generally calculated as the ratio of the net operating income over the debt service payments made or as the ratio of adjusted EBITDA over the aggregate amount of interest and principal payments, in each case, as determined in the applicable agreement) and (ii) certain senior leverage ratios that do not exceed 7.00x through the third quarter of 2024, 6.00x through the third quarter of 2025, or 5.00x thereafter (generally calculated as the ratio of the senior funded debt over EBITDA, as determined in the applicable agreement). We were not considered in violation of the debt service coverage ratio requirement as of September 30, 2023. We were not considered in violation of the senior leverage ratio requirement as of September 30, 2023.
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
The Company is in compliance with such financial covenants as of September 30, 2023. However, management anticipates that the Company will be in violation of the DSCR and liquidity covenants during the twelve-month period subsequent to the date of this filing, primarily due to lower than expected revenues and cash generated. The 2022 Bond agreement provides that, with regard to covenant violations, other than non-payment of principal or interest, no event of default shall be deemed to have occurred so long as a reasonable course of action to remedy a violation commences within 30 days of non-compliance and management diligently prosecutes the remediation plan to completion.
Management has consulted with bond counsel on the potential impact of future covenant violations and has proactively developed a cost reduction plan to remedy the anticipated covenant breaches in 2024. Management began to implement portions of the plan in November 2023. However, this plan is in progress and there is no assurance that management will be able diligently prosecute the remediation plan to completion, and the Company does not have sufficient liquidity to fund its outstanding obligations for the 2022 Bonds if they became immediately due and payable following subsequent compliance reporting dates. The uncertainty regarding the company’s ability to diligently prosecute remediation plan to completion and the potential impact on the bonds maturity as a result of the anticipated debt covenant violations at subsequent compliance dates could result in the 2022 Bonds becoming immediately due and payable, which raises substantial doubt about our ability to continue as a going concern.
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
Prior to the Closing, Legacy Bridger Series C Preferred Shares accrued interest daily at 7% per annum for the first year, 9% per annum for the second year and 11% per annum thereafter. Following the Closing, the Series A Preferred Stock will continue to accrue interest daily at 7% per annum for the first six years, 9% per annum for the seventh year, and 11% per annum thereafter. Accrued interest for the Series A Preferred Stock was $16.1 million as of September 30, 2023.
As of September 30, 2023, it was probable that the Series A Preferred Stock may become redeemable at the holder’s option on or after March 29, 2027. We have elected to recognize changes in redemption value immediately, adjusting the preferred shares to the maximum redemption value at each reporting date. Upon the Closing and exchange of Legacy Bridger Series C Preferred Shares for shares of Series A Preferred Stock, the 50% multiplier applicable to redemptions of Legacy Bridger Series C Preferred Shares, valued at $157.9 million as of December 31, 2022, was removed and treated as a deemed dividend. As of September 30, 2023, Series A Preferred Stock had a carrying value and redemption value of $348.8 million.
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
Upon the Closing on January 24, 2023 and at September 30, 2023, we had 43,769,290 and 44,776,926 shares of Common Stock issued and outstanding.
Historical Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
Net cash used in operating activities	$(41,491,364)		$(7,958,714)
Net cash provided by (used in) investing activities	35,851,528	35,851,528	(69,780,302)
Net cash (used in) provided by financing activities	(5,105,253)		128,309,992
Effects of exchange rate changes	(43,281)		(359)
Net change in cash and cash equivalents	$(10,788,370)		$50,570,617
Operating Activities
Net cash used in operating activities was $41.5 million for the nine months ended September 30, 2023, compared to Net cash used in operating activities of $8.0 million for the nine months ended September 30, 2022. Net cash used in operating activities reflects net loss of $46.2 million for the nine months ended September 30, 2023 compared to $25.1 million for the nine months ended September 30, 2022. Net cash used in operating activities for the nine months ended September 30, 2023 reflects add-backs to Net loss for non-cash charges totaling $52.0 million, primarily driven by stock-based compensation expense associated with the RSUs granted to Bridger employees of $38.7 million, depreciation and amortization of $10.2 million, and change in fair value of derivative liability of $1.9 million. Net cash used in operating activities for the nine months ended September 30, 2022 reflects add-backs to Net loss for non-cash charges totaling $18.7 million, primarily driven by depreciation and amortization of $8.6 million, change in fair value of Legacy Bridger Series A Preferred Shares of $3.9 million, and interest accrued on Legacy Bridger Series B Preferred Shares of $3.6 million.
Investing Activities
Net cash provided by investing activities was $35.9 million for the nine months ended September 30, 2023, compared to Net cash used in investing activities of $69.8 million for the nine months ended September 30, 2022. Net cash provided by investing activities for the nine months ended September 30, 2023 reflects proceeds from maturities of marketable securities of $53.1 million, purchases of property, plant and equipment of $18.1 million, which primarily comprised of purchases of aircraft and aircraft improvements, and the sale of property, plant and equipment of $0.8 million. Net cash used in investing activities for the nine months ended September 30, 2022 reflects purchases of marketable securities of $38.5 million and purchases of property, plant and equipment of $23.8 million, which is primarily comprised of aircraft improvements, and the construction in progress of the third hangar of $7.7 million.
Financing Activities
Net cash used in financing activities was $5.1 million for the nine months ended September 30, 2023, compared to Net cash provided by financing activities of $128.3 million for the nine months ended September 30, 2022. Net cash used in financing activities for the nine months ended September 30, 2023 reflects costs incurred related to the Closing of $6.8 million, proceeds from the Closing of $3.2 million, and repayments on debt of $1.5 million. Net cash provided by financing activities for the nine months ended September 30, 2022 reflects borrowings from Legacy Bridger Series C Preferred Shares members of $288.7 million, payments to Legacy Bridger Series A Preferred Shares of $236.3 million, borrowings from the 2022 taxable industrial revenue bond of $160.0 million, and payments to Legacy Bridger Series B Preferred Shares of $70.0 million.
Off-Balance Sheet Arrangements
As of September 30, 2023 and 2022, we did not have any relationships with special purpose or variable interest entities or other which would have been established for the purpose of facilitating off-balance sheet arrangements or other off-balance sheet arrangements.
Contractual Obligations
Our principal commitments consist of obligations for outstanding debt, hangar construction obligations, and leases. The following table summarizes our contractual obligations as of September 30, 2023.

	Payments Due by Period
	Total	Current	Noncurrent
Lease obligations	8,330,268	1,552,885	6,777,383
Debt obligations	187,022,896	2,924,528	184,098,368
Total	$195,353,164	$4,477,413	$190,875,751
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
Payment terms vary by customer and type of revenue contract. We generally expect that the period of time between payment and transfer of promised goods or services will be less than one year. In such instances, we have elected the practical expedient to not evaluate whether a significant financing component exists. As permitted under the practical expedient available under ASC 606, Revenue from Contracts with Customers, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount which we have the right to invoice for services performed.
Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from Revenues.
Business Combinations
The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, amounts paid for the acquisition are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition inclusive of identifiable intangible assets. Acquisition consideration includes contingent consideration with payment terms based on the achievement of certain targets of the acquired business. The estimated fair value of identifiable assets and liabilities, including intangibles, are based on valuations that use information and assumptions available to management. The Company allocates any excess purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. Significant management judgments and assumptions are required in determining the fair value of assets acquired and liabilities assumed, particularly acquired intangible assets, including estimated useful lives. The valuation of purchased intangible assets is based upon estimates of the future performance and discounted cash flows of the acquired business. Each asset acquired or liability assumed is measured at estimated fair value from the perspective of a market participant.
Contingent consideration, represents an obligation of the acquirer to transfer additional assets or equity interests to the seller if future events occur or conditions are met, is recognized when probable and reasonably estimable. Contingent consideration recognized is included in the initial cost of the assets acquired. Subsequent changes in the estimated fair value of contingent consideration are recognized as Selling, general and administrative expenses within the Unaudited Condensed Consolidated Statements of Operations.
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
Notwithstanding the above, any unvested Time-Vesting Incentive Units will become vested Time-Vesting Incentive Units if a qualifying change of control event occurs prior to the respective award’s four-year service-based vesting period. Upon termination of the board member or executive, the Company has the right, but not the obligation, to repurchase all or any portion of the vested Incentive Units at fair market value. We did not grant any Legacy Bridger Incentive Units for the three and nine months ended September 30, 2023.
For the Time-Vesting Incentive Units, compensation cost is recognized over the requisite service period on a straight-line basis. Upon a qualifying change of control event, the unrecognized compensation expense related to the Time-Vesting Incentive Units will be recognized when the change of control event is considered probable. For the Exit-Vesting Incentive Units, expense is recognized when a qualifying change of control event is considered probable, which has not occurred as of September 30, 2023. Forfeitures are accounted for as they occur.
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

On September 13, 2023, the Company granted 194,436 RSUs to one of the Company’s non-employee directors. These RSUs vest over a period of one to five years, subject to the participant’s service with the Company. The fair value of the RSUs that vest over time is the closing stock price on the date of grant. Upon vesting of the award, the Company will issue shares of Common Stock to the award holder.
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
When we elect to perform a qualitative assessment and conclude it is more likely that the fair value of the reporting unit is greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary. Otherwise, a quantitative assessment is performed, and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or the business climate that could affect the value of an asset or an adverse reaction. As of the December 31, 2022 annual goodwill impairment test, the Company’s qualitative analysis indicated the fair value of the Company’s reporting unit exceeded its carrying value. No impairment charge for goodwill was recorded for the three and nine months ended September 30, 2023 and 2022.
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
Cost Method Investments
We hold equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment, totaling $1,000 thousand as of September 30, 2023 and December 31, 2022, respectively.

Variable Interest Entities
We follow ASC 810-10-15 guidance with respect to accounting for VIEs. These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances. For the three and nine months ended September 30, 2023 and 2022, the VIE, NFMS, LLC, is consolidated into our financial statements. See “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
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
Warrant Liabilities
We account for the Warrants issued in connection with the Reverse Recapitalization in accordance with the guidance contained in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised. See “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
Recent Accounting Pronouncements
For additional information regarding recent accounting pronouncements adopted and under evaluation, refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
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

We will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by our emerging growth company status may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three and nine months ended September 30, 2023 and the year ended December 31, 2022.
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
Cautionary Statement Regarding Forward-Looking Statements
Certain statements included in this Quarterly Report are not historical facts but are forward-looking statements, including for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “project,” “forecast,” “predict,” “poised,” “positioned,” “potential,” “seem,” “seek,” “future,” “outlook,” “target,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, (1) anticipated expansion of Bridger’s operations and increased deployment of Bridger’s aircraft fleet, including references to Bridger’s acquisition of and/or right to use the four Super Scoopers from the Spanish government, including the expected closing timings thereof, the anticipated benefits therefrom, and the ultimate structure of such acquisitions and/or right to use arrangements; (2) Bridger’s business and growth plans and future financial performance, including anticipated revenue, cash flow, and Adjusted EBITDA for the fourth quarter and full year of 2023 and for 2024; (3) current and future demand for aerial firefighting services, including the duration or severity of any domestic or international wildfire seasons; (4) the magnitude, timing, and benefits from any cost reduction actions; (5) Bridger’s exploration of, need for, or completion of any future financings, and (6) anticipated investments in additional aircraft, capital resources, and research and development and the effect of these investments. These statements are based on various assumptions and estimates, whether or not identified in this Quarterly Report, and on the current expectations of Bridger’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of Bridger. These forward-looking statements are subject to a number of risks and uncertainties, including: the ultimate outcome of Bridger’s discussions with private investment funds to facilitate the potential acquisition and/or use of the Super Scoopers to be sold by the Spanish government; Bridger’s ability to identify and effectively implement any current or future anticipated cost reductions, including any resulting impacts to Bridger’s business and operations therefrom; the duration or severity of any domestic or international wildfire seasons; changes in domestic and foreign business, market, financial, political and legal conditions; Bridger’s failure to realize the anticipated benefits of any acquisitions; Bridger’s successful integration of the aircraft (including achievement of synergies and cost reductions);

Bridger’s ability to successfully and timely develop, sell and expand its services, and otherwise implement its growth strategy; risks relating to Bridger’s operations and business, including information technology and cybersecurity risks, loss of requisite licenses, flight safety risks, loss of key customers and deterioration in relationships between Bridger and its employees; risks related to increased competition; risks relating to potential disruption of current plans, operations and infrastructure of Bridger, including as a result of the consummation of any acquisition; risks that Bridger is unable to secure or protect its intellectual property; risks that Bridger experiences difficulties managing its growth and expanding operations; Bridger's ability to compete with existing or new companies that could cause downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share; the impact of the coronavirus pandemic; the ability to successfully select, execute or integrate future acquisitions into Bridger's business, which could result in material adverse effects to operations and financial conditions; and those factors discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in Bridger’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 20, 2023 and in the Quarterly Report. If any of these risks materialize or Bridger management's assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. The risks and uncertainties above are not exhaustive, and there may be additional risks that Bridger presently does not know or that Bridger currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect Bridger’s expectations, plans or forecasts of future events and views as of the date of this Quarterly Report. Bridger anticipates that subsequent events and developments will cause Bridger’s assessments to change. However, while Bridger may elect to update these forward-looking statements at some point in the future, Bridger specifically disclaims any obligation to do so. These forward-looking statements should not be relied upon as representing Bridger’s assessments as of any date subsequent to the date of this Quarterly Report. Accordingly, undue reliance should not be placed upon the forward-looking statements contained in this Quarterly Report.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weaknesses described below.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is involved in legal proceedings and litigation in the ordinary course of business. Other than routine litigation incidental to the Company’s business, there are no material pending legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.
Item 1A. Risk Factors.
Except as detailed below, there have been no material changes in the Company’s risk factors from those discussed in our Annual Report on Form 10-K filed with the SEC on March 20, 2023, which are incorporated herein by reference.
We are highly dependent on the services of Mr. Timothy Sheehy, our Chief Executive Officer, Co-Founder and a Director of Bridger, who is currently running for a seat in the U.S. Senate.
We are highly dependent on the services of Mr. Sheehy, the Company’s Chief Executive Officer, Co-Founder and Director. On June 27, 2023, Mr. Sheehy announced his entrance into the 2024 race for the U.S. Senate for the State of Montana. During his candidacy, Mr. Sheehy has continued to serve as our Chief Executive Officer with the continued support of Bridger’s existing management team, and Mr. Sheehy has not publicly announced a specific intention of resigning as our Chief Executive Officer. However, in the event that Mr. Sheehy is elected to serve as a U.S. Senator for the State of Montana, Mr. Sheehy would be required to resign as an officer and director of the Company pursuant to certain conflict of interest rules contained in the Senate Code of Official Conduct. The loss of Mr. Sheehy as an officer and director of the Company could adversely affect our business because this could make it more difficult to, among other things, compete with other market participants, manage our operations, execute our growth strategy and retain existing customers or cultivate new ones.
Although Mr. Sheehy continues to spend significant time with Bridger and remain highly active in our management during his candidacy, he has not devoted his full time and attention to Bridger. Mr. Sheehy has spent, and expects to continue to spend, time campaigning for the U.S. Senate seat.
Additionally, Mr. Sheehy and we may be the targets of one or more negative media campaigns in connection with Mr. Sheehy’s U.S. Senate campaign. Public perception of, or news related to Mr. Sheehy or his U.S. Senate campaign may adversely affect our brand, relationship with customers, suppliers, employees or other of our stakeholders or our standing in the industry, any of which could materially impair our business and results of operations.
We are highly dependent on our senior management team and other highly skilled personnel with unique skills. We will need to be able to continue to grow our workforce with highly skilled workers in the future. If we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop, and retain a sufficient number of other highly skilled personnel, including finance, marketing, sales, and technology and support personnel. We believe that the breadth and depth of our senior management team’s experience across multiple industries will be instrumental to our success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition, and results of operations. Additionally, our financial condition and results of operations may be adversely affected if we are unable to attract and retain skilled employees to support our operations and growth. In particular, Mr. Timothy Sheehy, our Chief Executive Officer, Co-Founder and a Director of Bridger, will be forced to resign as Chief Executive Officer if he is elected to U.S. Senate.
We have a substantial amount of debt and servicing future interests or principal payments may impair our ability to operate our business or require us to change our business strategy to accommodate the repayment of our debt. Our ability to operate our business is limited by certain agreements governing our debt, including restrictions on the use of the loan proceeds, operational and financial covenants, and restrictions on additional indebtedness. If we are unable to comply with the financial covenants or other terms of our debt agreements, we may become subject to cross-default or cross-acceleration provisions that could result in our debt being declared immediately due and payable. Our anticipated financial covenant violation at subsequent compliance dates could raise substantial doubt about our ability to continue as a going concern.
We completed municipal bond financings in July 2022 and August 2022 that raised gross proceeds in the aggregate of $160 million. As of September 30, 2023, we had $212 million of total debt outstanding. In connection with such bond financings, we have entered into various loan agreements, which contain certain financial covenants, that require, among other things, that we operate in a manner and to the extent permitted by applicable law, to produce sufficient gross revenues so as to be at all relevant times in compliance with the terms of such covenants, including that we maintain (i) beginning with the fiscal quarter ending December 31, 2023, a minimum debt service coverage ratio (generally calculated as the aggregate amount of our total gross revenues, minus operating expenses, plus interest, depreciation and amortization expense, for any period, over our maximum annual debt service requirements, as determined under such loan agreement) that exceeds 1.25x and (ii) beginning with the fiscal quarter ending September 30, 2022, a minimum liquidity of not less than $8 million in the form of unrestricted cash and cash equivalents, plus liquid investments and unrestricted marketable securities at all times.
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
We are in compliance with such financial covenants as of September 30, 2023. However, management anticipates that we will be in violation of the debt service coverage ratio and liquidity covenants under the municipal bond agreement during the twelve-month period subsequent to the date of this filing, primarily due to lower than expected revenues and cash. If unremedied, these anticipated debt covenant violations at subsequent compliance dates could result in the 2022 Bonds becoming immediately due and payable which raises substantial doubt about our ability to continue as a going concern.
Management has consulted with bond counsel on the potential impact of future covenant violations and has proactively developed a cost reduction plan to remedy the anticipated covenant breaches in 2024. Management began to implement portions of the plan in November 2023. However, this plan is in progress and there is no assurance that management will be able diligently prosecute the remediation plan to completion. If we are unable to commence a reasonable course of action to remedy the anticipated violations within 30 days of the non-compliance, an event of default may be deemed to have occurred under the 2022 Bond agreement, which in turn could result in cross-defaults under one or more of our other debt agreements, and the Company does not have sufficient liquidity to fund its outstanding obligations for the 2022 Bonds if they became immediately due and payable following subsequent compliance reporting dates. The uncertainty regarding the company’s ability to diligently prosecute remediation plan to completion and the potential impact on the bonds maturity as a result of the anticipated debt covenant violations at subsequent compliance dates could result in the 2022 Bonds becoming immediately due and payable, which raises substantial doubt about our ability to continue as a going concern.
As further described under the section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”, we have also entered into various term loan agreements and other long-term debt to fund the purchase of additional aircraft and finance the construction of aircraft hangars. Under the terms of such agreements, we are subject to certain financial covenants including, a debt service coverage ratio, current assets to liabilities ratio and senior leverage ratio. As of December 31, 2021 and September 30, 2022, we were in violation of the current assets to liabilities and senior leverage ratios requirements, respectively, under the agreements of our credit facilities with Rocky Mountain Bank. On both occasions, Rocky Mountain Bank agreed to waive the violation of such covenants and not enforce its rights and remedies from the resulting events of default under such credit facilities. Additionally, we were considered in violation of a senior leverage ratio requirement as of June 30, 2023. The calculation for this Rocky Mountain Bank covenant based on quarterly financials is a violation for only June 30, 2023. The acceleration of the obligation has been waived for such quarter. No assurance can be provided that we will be able to satisfy such financial covenants in future periods or that we will be able to obtain a waiver from our lenders in the event of non-compliance. A breach of any of these covenants or the occurrence of other events specified in the agreements or related debt documents could result in an event of default under the same and give rise to the lenders’ right to accelerate our debt obligations thereunder and pursue other remedial actions under our credit facilities and/or trigger a cross-default under our other debt agreements, including our Series 2022 Bonds.
Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional debt and/or equity financing in the future.
Our level of debt places significant demands on our cash resources, which could:
•make it more difficult to satisfy our outstanding debt obligations;

•require us to dedicate a substantial portion of our cash for payments related to our debt, reducing the amount of cash flow available for working capital, capital expenditures, entitlement of our real estate assets, contributions to our tax-qualified pension plan, and other general corporate purposes;
•make it more difficult for us to satisfy certain financial tests and ratios under our loan or debt agreements, requiring us to seek waivers from lenders to not enforce its rights and remedies under the applicable agreements;
•limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;
•place us at a competitive disadvantage with respect to our competitors, some of which have lower debt service obligations and greater financial resources than we do;
•limit our ability to borrow additional funds;
•limit our ability to expand our operations through acquisitions; and
•increase our vulnerability to general adverse economic and industry conditions if we are unable to generate sufficient cash flow to service our debt and fund our operating costs, our liquidity may be adversely affected.
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
Item 5. Other Information.
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of
Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

2.1†
Purchase and Sale Agreement, dated as of July 21, 2023, by and among Bridger Bighorn, LLC, Bridger Aerospace Group Holdings, Inc. (solely for purposes of the limited provisions set forth therein), Robert Eisele and Christopher Eisele

3.1
Amended and Restated Certificate of Incorporation of Bridger Aerospace Group Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

3.2	Amended and Restated Bylaws of Bridger Aerospace Group Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.1
Aircraft Operating Lease Agreement, dated July 10, 2023, by and between Element Aviation Services, LLC and Bridger Aerospace Group, LLC (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File No. 333-275051) filed with the SEC on October 17, 2023).

10.2
Aircraft Operating Lease Agreement, dated July 10, 2023, by and between Element Aviation Services, LLC and Bridger Aerospace Group, LLC (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 (File No. 333-275051) filed with the SEC on October 17, 2023).

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
†    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Bridger Aerospace Group Holdings, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 13, 2023

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

	By:	/s/ Timothy Sheehy
	Name:	Timothy Sheehy
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Eric Gerratt
	Name:	Eric Gerratt
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)