Form 10-Q
period 2024-03-31
Bridger Aerospace Group Holdings, Inc.
filed 2024-05-14
CIK 1941536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2024, there were 47,014,189 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
($s in thousands, except par value amounts)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,776	$22,956
Restricted cash	9,289	13,981
Investments in marketable securities	—	1,009
Accounts and note receivable[1]	4,926	4,113
Aircraft support parts	476	488
Prepaid expenses and other current assets	3,740	2,648
Total current assets	25,207	45,195
Property, plant and equipment, net	195,871	196,611
Intangible assets, net	2,016	1,730
Goodwill	13,163	13,163
Other noncurrent assets[2]	16,174	16,771
Total assets	$252,431	$273,470
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable[3]	$3,932	$3,978
Accrued expenses and other current liabilities[4]	11,955	17,168
Operating right-of-use current liability[5]	2,153	2,153
Current portion of long-term debt, net of debt issuance costs	2,028	2,099
Total current liabilities	20,068	25,398
Long-term accrued expenses and other noncurrent liabilities	10,492	10,777
Operating right-of-use noncurrent liability[6]	5,395	5,779
Long-term debt, net of debt issuance costs[7]	204,115	204,585
Total liabilities	$240,070	$246,539
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY
Series A Preferred Stock, $0.0001 par value; 315,789.473684 shares authorized, issued and outstanding at March 31, 2024 and December 31, 2023	361,029	354,840
STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 44,842,587 shares issued and outstanding at March 31, 2024; 44,776,926 shares issued and outstanding at December 31, 2023	5	5
Additional paid-in capital	83,953	84,771
Accumulated deficit	(433,759)	(413,672)
Accumulated other comprehensive income	1,133	987
Total stockholders’ deficit	(348,668)	(327,909)
Total liabilities, mezzanine equity, and stockholders’ deficit	$252,431	$273,470
1Includes related party accounts receivable of $0.1 million as of March 31, 2024.
2Includes related party operating lease right-of-use assets of $6.0 million and $6.3 million as of March 31, 2024 and December 31, 2023, respectively.

3Includes related party accounts payable of $0.6 million and $0.1 million as of March 31, 2024 and December 31, 2023, respectively.
4Includes related party accrued interest expense of $0.1 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively.
5Includes related party operating lease right-of-use current liabilities of $1.7 million as of March 31, 2024 and December 31, 2023.
6Includes related party operating lease right-of-use noncurrent liabilities of $4.3 million and $4.6 million as of March 31, 2024 and December 31, 2023, respectively.
7Includes related party debt of $10.0 million as of March 31, 2024 and December 31, 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
($s in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenues[1]	$5,507	$365
Cost of revenues:
Flight operations	5,009	3,733
Maintenance	4,197	3,515
Total cost of revenues	9,206	7,248
Gross loss	(3,699)	(6,883)
Selling, general and administrative expense[2]	11,610	33,229
Operating loss	(15,309)	(40,112)
Interest expense[3]	(5,923)	(5,665)
Other income	1,159	1,092
Loss before income taxes	(20,073)	(44,685)
Income tax expense	(14)	—
Net loss	$(20,087)	$(44,685)
Series A Preferred Stock – adjustment for deemed dividend upon Closing	—	(48,300)
Series A Preferred Stock – adjustment to eliminate 50% multiplier	—	156,362
Series A Preferred Stock – adjustment to maximum redemptions value	(6,189)	(4,274)
(Loss) earnings attributable to Common Stockholders - Basic and Diluted	$(26,276)	$59,103
(Loss) earnings per share - Basic	$(0.55)	$1.36
(Loss) earnings per share - Diluted	$(0.55)	$0.79
Weighted average Common Stock outstanding – Basic	47,602,241	43,488,468
Weighted average Common Stock outstanding – Diluted	47,602,241	74,986,752
1Includes related party revenues of $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
2Includes related party cost of revenues of $1.0 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
3Includes related party interest expense of $0.3 million for the three months ended March 31, 2024 and 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
($s in thousands)

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(20,087)	$(44,685)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivative instruments	116	(272)
Unrealized gain on investments in marketable securities	—	319
Reclassification of realized loss (gain) on investments in marketable securities to earnings	30	(173)
Total other comprehensive income (loss), net of tax	146	(126)
Comprehensive loss	$(19,941)	$(44,811)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
($s in thousands)

	Legacy Bridger Series C Preferred Shares / Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Share	Value	Share	Value
Balance at December 31, 2022	351,789	$489,022	39,081,744	$4	$—	$(415,304)	$1,678	$(413,622)
Net loss	—	—	—	—	—	(44,685)	—	(44,685)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(272)	(272)
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	319	319
Reclassification of realized gain on investments in marketable securities to earnings	—	—	—	—	—	—	(173)	(173)
Effect of the Closing	—	(156,363)	4,687,546	1	52,084	78,956	—	131,041
Series A Preferred Stock adjustment to maximum redemptions value	—	4,274	—	—	(4,274)	—	—	(4,274)
Stock based compensation	—	—	2,400,354	—	25,597	—	—	25,597
Balance at March 31, 2023	351,789	$336,933	46,169,644	$5	$73,407	$(381,033)	$1,552	$(306,069)

Balance at December 31, 2023	315,789	$354,840	47,200,504	$5	$84,771	$(413,672)	$987	$(327,909)
Net loss	—	—	—	—	—	(20,087)	—	(20,087)
Unrealized gain on derivative instruments	—	—	—	—	—	—	116	116
Reclassification of realized loss on investments in marketable securities to earnings	—	—	—	—	—	—	30	30
Series A Preferred Stock adjustment to maximum redemptions value	—	6,189	—	—	(6,189)	—	—	(6,189)
Sales of Common Stock through the at-the-market offering	—	—	33,798	—	168	—	—	168
Costs related to the at-the-market offering	—	—	—	—	(670)	—	—	(670)
Stock based compensation	—	—	31,863	—	5,873	—	—	5,873
Balance at March 31, 2024	315,789	$361,029	47,266,165	$5	$83,953	$(433,759)	$1,133	$(348,668)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($s in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(20,087)	$(44,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on disposal of fixed assets	255	(1)
Depreciation and amortization	1,290	1,751
Stock-based compensation expense	5,873	25,597
Change in fair value of the Warrants	(266)	(1,599)
Change in fair value of freestanding derivative	—	51
Amortization of debt issuance costs	192	239
Change in fair value of embedded derivative	(885)	(346)
Change in fair value of earnout consideration	15	—
Realized gain on investments in marketable securities	(16)	(259)
Changes in operating assets and liabilities
Accounts and note receivable[1]	(813)	(338)
Aircraft support parts	12	1,326
Prepaid expense and other current and noncurrent assets	(379)	(3,897)
Accounts payable, accrued expenses and other liabilities[2]	(4,953)	(14,492)
Net cash used in operating activities	(19,762)	(36,653)
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	1,055	25,062
Purchases of property, plant and equipment	(957)	(11,171)
Expenditures for capitalized software	(312)	—
Investments in construction in progress – leasehold improvements	—	(1,046)
Sale of property, plant and equipment	—	114
Net cash (used in) provided by investing activities	(214)	12,959
Cash Flows from Financing Activities:
Repayments on debt	(733)	(469)
Payment of issuance costs for Common Stock in the at-the-market offering	(324)	—
Proceeds from issuance of Common Stock in the at-the-market offering	168	—
Payment of finance lease liability	(7)	(8)
Costs incurred related to the Closing	—	(6,794)
Proceeds from the Closing	—	3,194
Net cash used in financing activities	(896)	(4,077)
Net change in cash, cash equivalents and restricted cash	(20,872)	(27,771)
Cash, cash equivalents and restricted cash – beginning of the period	36,937	42,460
Cash, cash equivalents and restricted cash – end of the period	$16,065	$14,689
Less: Restricted cash – end of the period	9,289	12,399
Cash and cash equivalents – end of the period	$6,776	$2,290
1Includes related party accounts receivable of $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

2Includes related party accounts payable of $1.0 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION
Nature of Business
Bridger Aerospace Group Holdings, Inc. and its subsidiaries (“Bridger”, “the Company,” “we,” “us” or “our”) provide aerial wildfire management, relief and suppression and delivery of firefighting services using next generation technology and sustainable and environmentally safe firefighting methods.
As of March 31, 2024, the Company owns fifteen aircraft, including six Viking CL-415EAFs (“Super Scoopers”), four Twin Commander surveillance platforms, four Daher Kodiak 100s (“Daher Kodiaks”) and one Pilatus PC-12 (“Pilatus”).
Liquidity and Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date that these condensed consolidated financial statements are issued. This evaluation includes considerations related to the covenants contained in the Company’s loan agreements as well as the Company’s liquidity position overall.
As detailed in “Note 15 – Long-Term Debt” included in this Quarterly Report on Form 10-Q (the “Quarterly Report”), the Company’s municipal bond issuances by Legacy Bridger that closed in July and August 2022 (the “Series 2022 Bonds”) contain customary covenants and restrictions, including financial and non-financial covenants. The financial covenants require the Company to maintain a debt service coverage ratio (“DSCR”) that exceeds 1.25x, operate in such a manner to produce gross revenues so as to be at all relevant times in compliance with the DSCR covenant and to maintain liquidity of $8.0 million in the form of unrestricted cash or investments (excluding margin accounts and retirement accounts) at all times. Failure to comply with these covenants could result in an event of default, subject to certain exceptions.
For the three months ended March 31, 2024, the Company had an operating loss of $15.3 million, net loss of $20.1 million and net cash used in operating activities of $19.8 million. In addition, as of March 31, 2024, the Company had unrestricted cash or investments of $6.8 million.
The Company is not in compliance with the DSCR covenant as of March 31, 2024 and management anticipates the Company will continue to not be in compliance with the DSCR covenant at future quarterly measurement periods in the next 12 months, primarily attributable to the seasonal nature of our business and a less intense 2023 wildfire season. In addition, the Company is not in compliance with the $8.0 million minimum liquidity requirement as of March 31, 2024 and management anticipates that it may not be in compliance with the minimum liquidity requirement at future quarterly measurement periods in the next 12 months depending on the cash generated from its seasonal firefighting operations in 2024.
The Series 2022 Bonds agreements provide that, with regard to covenant violations, other than non-payment of principal or interest, no event of default shall be deemed to have occurred so long as a reasonable course of action to remedy a violation commences within 30 days of written notice of non-compliance from the trustee and management diligently prosecutes the remediation plan to completion.
Management consulted with bond counsel on the impact of covenant violations and proactively developed a cost reduction plan, and began implementing the plan in November 2023, to help remedy the anticipated covenant breaches in 2024. However, this plan is still in progress and there is no assurance that management will be able to diligently prosecute the remediation plan to completion. Additionally, as described in further detail in “Note 22 – Subsequent Events,” the Company raised additional cash through a registered direct equity offering in April 2024 resulting in net cash proceeds of approximately $9.2 million. However, depending on the cash generated from its seasonal firefighting operations in 2024, there may be periods in the next 12 months where the Company may not be in compliance with the $8.0 million minimum liquidity requirement. The Company plans to seek additional cash funding through sales of our common stock through our at-the-market offering, described in further detail in “Note 18 – Stockholders' Deficit” included in this Quarterly Report. Our ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, many of which are outside of our control and there can be no assurance that we will be able to obtain additional funding on satisfactory terms or at all.

Current and anticipated noncompliance with financial covenants and uncertainty regarding the Company’s ability to diligently prosecute the cost reduction plan and maintain minimum liquidity requirements raise substantial doubt about the Company’s ability to continue as a going concern within 12 months following the issuance date of the condensed consolidated financial statements as of and for the three months ended March 31, 2024. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.
Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest.
The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to prevent the information presented from being misleading.
In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at March 31, 2024 and December 31, 2023, the results of the Company’s operations for the three months ended March 31, 2024 and 2023 and the Company’s cash flows for the three months ended March 31, 2024 and 2023 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after March 31, 2024 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.
Due to seasonal fluctuations and other factors, the Company’s operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Reverse Recapitalization
On January 24, 2023 (the “Closing Date”), Jack Creek Investment Corp (“JCIC”) completed the reverse recapitalization (the “Closing” and the “Reverse Recapitalization”) with the Company’s predecessor, Bridger Aerospace Group Holdings, LLC and its subsidiaries (collectively, “Legacy Bridger”), which operated the majority of the historical business and was identified as the acquirer and predecessor upon the consummation of the transactions contemplated by the agreement and plan of merger (the “Transaction Agreements”) entered into on August 3, 2022. On the Closing Date, pursuant to the Transaction Agreements, JCIC and Legacy Bridger became wholly owned subsidiaries of a new public entity that was renamed Bridger Aerospace Group Holdings, Inc, and JCIC shareholders and Legacy Bridger equity holders converted their equity ownership in JCIC and Legacy Bridger, respectively, into equity ownership in Bridger.
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
•the direct or indirect surrender and exchange of the remaining 40,000,000 issued and outstanding shares of Legacy Bridger common shares (excluding Incentive Units) into 38,498,436 shares of Common Stock at a deemed value of $10.00 per share as adjusted by the Exchange Ratio, rounded down to the nearest share for each holder; and

•the surrender and exchange of all 315,789.473684 issued and outstanding Series C preferred shares of Legacy Bridger (the “Legacy Bridger Series C Preferred Shares”), which were surrendered and exchanged on a one-to-one basis in connection with the Reverse Recapitalization into 315,789.473684 shares of preferred stock of Bridger that have the rights, powers, designations, preferences and qualifications, limitations and restrictions set forth in Section 4.5 of the Amended and Restated Certificate of Incorporation (the “Series A Preferred Stock”). The Series A Preferred Stock are convertible at the election of the holders into shares of Common Stock, without the payment of additional consideration by the holders into such number of shares of Common Stock as determined by dividing the original issue price, plus accrued interest by a conversion price equal to $11.00 at the time of conversion.
Other related events occurred in connection with the Reverse Recapitalization, are summarized below:
•the filing and effectiveness of the Amended and Restated Certificate of Incorporation of Bridger and the effectiveness of the Amended and Restated Bylaws of Bridger, each of which occurred immediately prior to the Closing;
•the adoption and assumption of the Bridger Aerospace Group Holdings, Inc. 2023 Omnibus Incentive Plan (the “Omnibus Plan”) and any grants or awards issued thereunder and adoption of the 2023 Employee Stock Purchase Plan upon the Closing to grant equity awards to Bridger employees; and
•during the period from the Closing until five years following the Closing, JCIC subjected 20% of JCIC’s issued and outstanding common stock (“Sponsor Earnout Shares”), comprised of two separate tranches of 50% of the Sponsor Earnout Shares per tranche, to potential forfeiture to Bridger for no consideration until the occurrence (or deemed occurrence) of certain triggering events.
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
Variable Interest Entities
The Company follows ASC 810-10-15, Consolidation, guidance with respect to accounting for variable interest entities (“VIE”). These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances.
Northern Fire Management Services, LLC (“NFMS, LLC”): The Company assisted in designing and organizing NFMS, LLC with a business purpose of employing Canadian aviation professionals to provide services to the Company. A master services agreement exists between NFMS, LLC, the Company, and Bridger Air Tanker, LLC, a wholly-owned subsidiary of the Company, to transfer all annual expenses incurred to the Company in exchange for the Canadian employees to support the Company’s water scooper aircraft. NFMS, LLC is 50% owned by a Canadian citizen, and 50% owned by Bridger Aerospace Group, LLC. NFMS, LLC was determined to be a VIE primarily due to the entity’s lack of sufficient equity investment at risk and the Company was determined to be the primary beneficiary of the VIE primarily attributable to the Company’s responsibility for all decisions related to NFMS, LLC’s expenditures. Accordingly, NFMS, LLC has been consolidated by the Company for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023, and all intercompany expenses associated with NFMS, LLC and its service agreement have been eliminated in consolidation. For the three months ended March 31, 2024 and 2023, NFMS, LLC’s assets and liabilities were immaterial to the Company’s financial statements.
Bridger Aerospace Europe, S.L.U. (“BAE”) and MAB Funding, LLC (“MAB”): On November 17, 2023, we entered into a series of agreements designed to facilitate the purchase and return to service of four Canadair CL-215T Amphibious Aircraft (the “Spanish Scoopers”) originally awarded to our wholly-owned subsidiary, BAE, in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell the entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB. We also entered into a services agreement with MAB whereby we will manage the return to service upgrades of the Spanish Scoopers through our wholly-owned Spanish subsidiary, Albacete Aero, S.L., while they are owned and funded by MAB. The service agreement also provides that we have the right, but not the obligation, to acquire each Spanish Scooper as it is ready to be contracted and returned to service. The Company assessed both MAB and BAE for variable interest entity accounting under ASC 810-10-15 and determined that MAB is a voting interest entity and BAE is a variable interest entity. However, neither entity is consolidated in the consolidated financial statements as the Company does not have a controlling financial interest in MAB and the Company is not the primary beneficiary of BAE. Accordingly, neither of these entities have been consolidated in the consolidated financial statements of the Company for the three months ended March 31, 2024 and the year ended December 31, 2023. Refer to “Note 16 – Commitments and Contingencies” included in this Quarterly Report for additional details.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP, requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosure of gain or loss contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from their estimates and such differences could be material to the condensed consolidated financial statements. Significant items subject to such estimates and assumptions include: (a) excess and aging aircraft support parts reserves, (b) allowance for doubtful accounts, (c) useful lives of property, plant and equipment, net, (d) allocation of the purchase price to the fair value of assets acquired and liabilities assumed, (e) impairment of long-lived assets, goodwill and other intangible assets, (f) disclosure of fair value of financial instruments, (g) variable interest entities, (h) accounting for Series A Preferred Stock, (i) revenue recognition, (j) estimates and assumptions made in determining the carrying values of goodwill, other intangible assets, and contingent consideration, and (k) Public Warrants and Private Placement Warrants.
Accounts and Note Receivable
Accounts receivable consist of amounts due from our customers. The Company maintains an allowance for doubtful accounts equal to the estimated losses expected to be incurred based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. For the three months ended March 31, 2024 and 2023, the Company did not record any bad debt expense as accounts receivable have historically been collected in accordance with the policy and there is no history of write-offs.
Note receivable consists of a promissory note to pay a specific sum, with interest, within a defined period. Each reporting period, the Company evaluates the collectability of the outstanding note receivable balance. If the promissory note is deemed uncollectible, the Company will record the value of the note and the accrued interest as bad debt expense.
Deferred Offering Costs
Deferred offering costs primarily consist of capitalized legal, accounting and other third-party costs incurred that are directly related to the Reverse Recapitalization, which has been accounted for as a reverse recapitalization. These costs were charged to Stockholders’ deficit as a reduction of Additional paid-in capital generated upon the completion of the Reverse Recapitalization. As of March 31, 2024 and December 31, 2023, the Company recorded $18.6 million and $18.0 million to Stockholders’ deficit in the Condensed Consolidated Balance Sheets, respectively. For the three months ended March 31, 2023, the Company recorded $0.5 million to Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
Revenue Recognition
Revenues are recognized when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
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
Contract assets are classified as a receivable when the reporting entity’s right to consideration is unconditional, which is when payment is due only upon the passage of time. As the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional, contracts do not typically give rise to contract assets. Contract liabilities are recorded when cash payments are received or due in advance of performance and are recorded as deferred revenue within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
Payment terms vary by customer and type of revenue contract. The Company generally expects that the period of time between payment and transfer of promised goods or services will be less than one year. In such instances, the Company has elected the practical expedient to not evaluate whether a significant financing component exists. As the Company has a right to consideration from customers in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date, the Company has applied the practical expedient to recognize revenue in the amount to which we have the right to invoice. As permitted under the practical expedient available under ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which the Company recognizes revenue at the amount which it has the right to invoice for services performed.
Other revenue consists of leasing revenues for facilities as well as external repair and return-to-service work performed on customer aircraft. The Company commonly contracts with third-parties to perform certain repair and return-to-service work that we have promised in our customer agreements. The Company considers itself the principal in these arrangements as we control the timing and nature of the services ultimately provided by the third-party to the customer.
Other services and Other revenue presented in the tables below for the three months ended March 31, 2024 includes $1.0 million of return-to-service revenue associated with the Spanish Scoopers. This revenue is recognized over time using a cost-to-cost measure because it best depicts the transfer of value to the customer and also correlates with the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to the customer. Under the cost-to-cost measure of progress, progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.
Revenue Disaggregation
The following table presents the disaggregation of revenue by service:

	For the Three Months Ended March 31,
$s in thousands	2024	2023
Fire suppression	$3,881	$—
Aerial surveillance	583	—
Other services	1,043	365
Total revenues	$5,507	$365

The following table presents the disaggregation of revenue by type:

	For the Three Months Ended March 31,
$s in thousands	2024	2023
Flight revenue	$913	$—
Standby revenue	3,468	—
Other revenue	1,126	365
Total revenues	$5,507	$365
Concentration Risk
For the three months ended March 31, 2024, the Company had two customers who individually accounted for 69% and 19% of total revenues, respectively. For the three months ended March 31, 2023, the Company had two customers who individually accounted for 88% and 12% of total revenues, respectively. As of March 31, 2024, two customers accounted for 82% and 13% of accounts receivable, respectively. As of December 31, 2023, three customers accounted for 39%, 34% and 19% of accounts receivable, respectively.
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
Contingent consideration, representing an obligation of the acquirer to transfer additional assets or equity interests to the seller if future events occur or conditions are met, is recognized when probable and reasonably estimable. Contingent consideration recognized is included in the initial cost of the assets acquired and recorded in Accrued expenses and other current liabilities and Long-term accrued expenses and other noncurrent liabilities within the Condensed Consolidated Balance Sheets. Subsequent changes in the estimated fair value of contingent consideration are recognized as Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.
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
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in Accumulated other comprehensive income and are reclassified into the line item on the Condensed Consolidated Statements of Comprehensive Loss in which the hedged items are recorded in the same period the hedged items affect earnings.
The Company formally assesses whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized into earnings. The fair value is based on prevailing market data and using standard valuation models based on reasonable estimates about future relevant market conditions. Refer to “Note 15 – Long-Term Debt” included in this Quarterly Report for additional details. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the financial risks described above.

Warrant Liabilities
The Company accounts for the Public Warrants and Private Placement Warrants (collectively, the “Warrants”) issued in connection with the Reverse Recapitalization in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised. Refer to “Note 12 – Accrued Expenses and Other Liabilities” included in this Quarterly Report for additional details.
Income Taxes
For periods prior to the Reverse Recapitalization, Bridger Aerospace Group Holdings, LLC was a partnership for federal income tax purposes. Consequently, federal income taxes were not payable or provided for by Legacy Bridger. Members were taxed individually on their pro rata ownership share of the Legacy Bridger’s earnings. Legacy Bridger’s net income or loss was allocated among the members in accordance with the Company’s operating agreement.
Subsequent to the Reverse Recapitalization, Bridger Aerospace Group Holdings, Inc. became the successor of Legacy Bridger as discussed in “Note 1 – Organization and Basis of Presentation” included in this Quarterly Report. Bridger is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to net taxable income or loss and any related tax credits of the Company. Bridger is also subject to taxes in foreign jurisdictions in which it operates.
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
(Loss) Earnings Per Share
Basic (loss) earnings per share is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted (loss) earnings per share is based on the weighted average number of shares of Common Stock used for the basic (loss) earnings per share calculation, adjusted for the dilutive effect of restricted stock units (“RSUs”), Warrants and Incentive Units, if any, using the “treasury stock” method, the Series A Preferred Stock that is convertible into shares of Common Stock and the Sponsor Earnout Shares that will fully vest upon certain stock price metrics being achieved. In addition, (loss) earnings for diluted (loss) earnings per share is adjusted for the after-tax impact of changes to the fair value of the Warrants, to the extent they are dilutive.
As noted above, the Company accounted for the Closing as a reverse recapitalization. (Loss) earnings per share calculations for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares of Common Stock outstanding immediately after the Closing to effect the reverse recapitalization. Subsequent to the Closing, (loss) earnings per share is calculated based on the weighted average number of shares of Common Stock outstanding.
Collaboration Agreements
The Company analyzes its collaboration arrangement to assess if it is within the scope of ASC 808, Collaborative Agreements, by determining whether such an arrangement involves joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. If the Company concluded that it has a customer relationship with its collaborator, the collaboration arrangement would be accounted for under ASC 606.
Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with provisions of ASC 718, Compensation-Stock Compensation, at the grant date fair value.

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
In connection with the Closing, the Company along with the Board established and approved and assumed the Omnibus Plan which allowed the Company to grant RSUs to Bridger employees (the “Participants”). Upon satisfying the vesting conditions, each RSU provides the Participants the right to receive one share of Common Stock. The fair value of RSUs is determined based on the number of shares granted and the quoted market price of the Common Stock on the date of grant. Compensation cost for the RSUs is recognized as the performance condition of the Closing of the transaction was met and over the requisite service period based on the graded-vesting method. The Company accounts for forfeitures as they occur. Stock-based compensation is included in both Cost of revenues and Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the codification. The effective date for each amendment will be the date on with the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company is currently evaluating the impact of adopting the new accounting guidance on the Company’s condensed consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update expands annual and interim reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This new guidance is effective for the Company for its fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances the transparency and decision usefulness of income tax disclosures to provide investors information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This new guidance is effective for the Company for its fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting the new accounting guidance on the Company’s condensed consolidated financial statements.
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended March 31,
$s in thousands	2024	2023
Interest paid	$10,415	$10,312
Fixed assets in accounts payable	27	1,469
Conversion of promissory note to Common Stock	—	897
Series A Preferred Stock - adjustment for deemed dividend upon Closing	—	48,300
Series A Preferred Stock - adjustment to eliminate 50% multiplier	—	156,363
Series A Preferred Stock - adjustment to maximum redemption value	6,189	4,274

Non-cash operating and financing activities:
Issuance costs for ATM offering included in accounts payable, accrued expense and other liabilities	$346	$—
Assumption of JCIC liabilities	—	7,464
Recognition of Warrant liabilities	—	5,863
Cancellation of deferred underwriting fee	—	1,500

NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS IN MARKETABLE SECURITIES
The investments in marketable securities are classified as available-for-sale debt securities with short-term maturities of less than one year. The fair values, gross unrealized gains and losses of the available-for-sale securities by type are as follows:

	As of March 31, 2024	As of December 31, 2023
($s in thousands)	Carrying Value
Cash equivalents:
Commercial paper	$—	$1,974
Money market fund	3,769	11,208
Total cash equivalents	$3,769	$13,182
Restricted cash:
Money market fund	$9,289	$13,981

	As of December 31, 2023
$s in thousands	Purchase Price	Unrealized Gains	Unrealized Losses	Fair Value
Investment in marketable securities:
Government securities	$999	$10	$—	$1,009
Total marketable securities	$999	$10	$—	$1,009
The net unrealized gain included in accumulated other comprehensive income for the three months ended March 31, 2024 and 2023 is zero and $0.3 million, respectively.
The proceeds from sales of available-for-sale securities and gross realized gains included in earnings for the three months ended March 31, 2024 and 2023 are $1.1 million and $25.1 million, respectively, and $16,000 and $0.3 million, respectively. The Company determines gains and losses using the first-in first-out method. For the three months ended March 31, 2024 and 2023, the Company reclassified out of accumulated other comprehensive income a loss of $30,000 and a gain of $0.2 million, respectively.
NOTE 5 – ACCOUNTS AND NOTE RECEIVABLE
Accounts and note receivable consist of the following:

$s in thousands	As of March 31, 2024	As of December 31, 2023
Trade accounts receivable	$4,664	$681
Note receivable	—	3,000
Other	262	432
Total accounts and note receivable	$4,926	$4,113
In September 2023, the Company entered into a secured promissory note in the amount of $3.0 million. This note accrued interest at a rate of 8.5% per annum and was paid in January 2024. Other receivables consists primarily of value-added taxes paid in 2023 and expected to be refunded in 2024.
NOTE 6 – AIRCRAFT SUPPORT PARTS
Aircraft support parts consist of the following:

$s in thousands	As of March 31, 2024	As of December 31, 2023
Repairables and expendables	$476	$488
Total aircraft support parts	$476	$488

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

$s in thousands	As of March 31, 2024	As of December 31, 2023
Prepaid insurance	$2,414	$1,324
Prepaid subscriptions	1,122	1,115
Deposits	183	120
Other	21	89
Total prepaid expenses and other current assets	$3,740	$2,648
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consist of the following:

$s in thousands	As of March 31, 2024	As of December 31, 2023
Aircraft	$186,494	$186,167
Less: Accumulated depreciation	(26,419)	(25,656)
Aircraft, net	160,075	160,511
Leasehold improvements	35,916	35,941
Vehicles and equipment	3,209	2,993
Construction-in-progress - Leasehold improvements	5	5
Finance lease right-of-use asset	121	121
Licenses	235	235
Less: Accumulated depreciation	(3,690)	(3,195)
Leasehold improvements and equipment, net	35,796	36,100
Total property, plant and equipment, net	$195,871	$196,611
For the three months ended March 31, 2024, the Company recorded $0.9 million and $0.4 million of depreciation expense in Cost of revenues and Selling, general and administrative expense, respectively. For the three months ended March 31, 2023, the Company recorded $1.0 million and $0.7 million of depreciation expense in Cost of revenues and Selling, general and administrative expense, respectively.
For the three months ended March 31, 2024 and 2023, capitalized interest to property, plant and equipment from debt financing was zero and $0.4 million, respectively.
NOTE 9 – ACQUISITION ACTIVITY
On September 12, 2023, the Company completed the acquisition of all the outstanding equity interests of Ignis Technologies, Inc. (“Ignis” and the “Acquisition”), a fire technology company developing mission-critical intelligence and technology solutions for firefighting organizations, for total consideration of $11.6 million, payable in unregistered shares of Bridger’s Common Stock, consisting of $3.3 million payable at closing. At closing, 426,531 restricted shares of Common Stock were issued to the Ignis shareholders (determined based upon a volume-weighted average per-share price (“VWAP”) of the Common Stock for the 30 consecutive trading days ended September 11, 2023). The remaining $8.3 million of Common Stock consideration is contingent upon the achievement of certain operational milestones and, assuming achievement of such milestones, will be issued to the Ignis shareholders in 2024, 2025, and 2026, with the price per share determined based upon a trailing 120-day VWAP of the Common Stock at the time of each issuance. The maximum number of shares of Common Stock issuable to the Ignis shareholders as contingent earnout consideration will not exceed 8,399,198 shares in the aggregate. All of the shares of Common Stock to be issued in the Acquisition will be subject to transfer restrictions for a 12-month period after each issuance, with 1/12th of the total shares of Common Stock vesting each month over the one-year period after each issuance.
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

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS, NET
As of March 31, 2024 and December 31, 2023, goodwill was $13.2 million, respectively. There were no impairment charges recorded for goodwill for the three months ended March 31, 2024 and 2023.
Intangible assets consisted of the following:

		As of March 31, 2024
$s in thousands	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	10	$67	$(56)	$11
Internal-use software	3	297	(233)	64
IPR&D	5	1,941	—	1,941
Total intangible assets		$2,305	$(289)	$2,016

		As of December 31, 2023
$s in thousands	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	10	$67	$(54)	$13
Internal-use software	3	297	(208)	89
IPR&D	5	1,628	—	1,628
Total intangible assets		$1,992	$(262)	$1,730
IPR&D is the historical know-how, software, formula protocols, designs and procedures expected to be needed to complete the development of the technology asset and receive regulatory approval. The Company expects to amortize the IPR&D over its useful life of five years when placed into service. For the three months ended March 31, 2024, the Company capitalized costs of $0.3 million related to IPR&D.
Amortization expense for intangible assets and other noncurrent assets was $26,000 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense is included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
NOTE 11 – OTHER NONCURRENT ASSETS
Other noncurrent assets consisted of the following:

$s in thousands	As of March 31, 2024	As of December 31, 2023
Operating lease right-of-use asset	$7,395	$7,777
Investment in MAB	4,000	4,000
Prepaid subscriptions	2,546	2,877
Interest rate swap	1,233	1,117
Investment in Overwatch Imaging, Inc.	1,000	1,000
Total other noncurrent assets	$16,174	$16,771
NOTE 12 – ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following:

$s in thousands	As of March 31, 2024	As of December 31, 2023
Contingent consideration	$8,501	$8,486
Warrant liabilities	5,330	5,596
Accrued interest expense	1,872	6,448
Accrued salaries, wages and bonuses	1,542	1,099
Deferred underwriting fee payable	1,500	1,500
Deferred revenue	1,278	—
Accrued professional fees	1,253	851
Accrued foreign tax	925	2,707
Finance right-of-use liability	40	46
Embedded derivative of Series A Preferred Stock	—	885
Other	206	327
Total accrued expenses and other liabilities	22,447	27,945
Less: Current accrued expenses and other current liabilities	(11,955)	(17,168)
Total long-term accrued expenses and other noncurrent liabilities	$10,492	$10,777

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
As of March 31, 2024 and December 31, 2023, 17,249,874 Public Warrants remain outstanding. The Public Warrants are liability-classified with a balance of $3.5 million and $3.6 million, respectively, and a fair value of $0.20 and $0.21 per warrant as of March 31, 2024 and December 31, 2023, respectively.
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
As of March 31, 2024 and December 31, 2023, the Company had 9,400,000 outstanding Private Placement Warrants to purchase 9,400,000 shares of Common Stock. The Private Placement Warrants are liability-classified with a balance of $1.9 million and $2.0 million, respectively, and a fair value of $0.20 and $0.21 per warrant as of March 31, 2024 and December 31, 2023, respectively.
Contingent consideration
The Company assumed contingent consideration as part of the Acquisition discussed in “Note 9 – Acquisition Activity” included in this Quarterly Report. The Company is required to make contingent payments to the sellers based on the achievement of certain operational milestones. The fair value of the liability for the contingent payments was recognized upon the acquisition as part of the purchase accounting opening balance sheet. The initial cost was recognized at fair value on the closing date with subsequent changes in estimated fair value recognized as Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $4.9 million and $4.8 million of accrued contingent consideration is included in Accrued expenses and other current liabilities, respectively, and $3.6 million and $3.7 million of accrued contingent consideration is included in Long-term accrued expenses and other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheets.

The change in contingent consideration for the three months ended March 31, 2024 was as follows:

$s in thousands	Contingent Consideration
As of December 31, 2023	$8,486
Change in fair value of contingent consideration	15
As of March 31, 2024	$8,501
NOTE 13 – INTEREST RATE SWAP
The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.
The Company entered an interest rate swap with Rocky Mountain Bank (“RMB”) on March 12, 2020 to reduce risk related to variable-rate debt from the term loan, which was subject to changes in market rates of interest as discussed in “Note 15 – Long-Term Debt” included in this Quarterly Report. The interest rate swap is designated as a cash flow hedge. The Company records its corresponding derivative asset on a gross basis in Other noncurrent assets at fair value on the Condensed Consolidated Balance Sheets.
Each month, the Company made interest payments to RMB under its loan agreement based on the current applicable one-month LIBOR rate plus the contractual LIBOR margin then in effect with respect to the term loan, without reflecting the interest rate swap until June 30, 2023. Effective July 1, 2023, LIBOR was replaced by 1-month CME Term Secured Overnight Financing Rate (“SOFR”) plus 0.11448% tenor spread adjustment plus the 2.5% contractual SOFR margin then in effect with respect to the term loan. At the end of each calendar month, the Company receives or makes payments on the interest rate swap difference, if any, based on the received interest rate set forth in the table below. Interest payments on the Company’s term loan and payments received or made on the interest rate swap are reported net on the Condensed Consolidated Statements of Operations as interest expense.
The Company had the following interest rate swap designated as a cash flow hedge ($s in thousands):

As of March 31, 2024
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$10,305	$1,233	3.887%	1 Month SOFR + 2.61448%

As of December 31, 2023
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$10,466	$1,117	3.887%	1 Month SOFR + 2.61448%
The Company accounts for the interest rate swap as a cash flow hedge for accounting purposes under GAAP. The Company reflects the effect of this hedging transaction in the condensed consolidated financial statements. The unrealized gain is reported in Other comprehensive income (loss), net of tax in the Condensed Consolidated Statements of Comprehensive Loss included in this Quarterly Report. If the Company terminates the interest rate swap agreement, the cumulative change in fair value at the date of termination would be reclassified from Accumulated other comprehensive income, which is classified in Stockholders’ deficit, into earnings in the Condensed Consolidated Statements of Operations included in this Quarterly Report.
NOTE 14 – FAIR VALUE MEASUREMENTS
Long-term debt
As of March 31, 2024, the Company has $160.2 million of fixed rate debt and $50.4 million of variable rate debt outstanding. The majority of the fixed rate debt is based on current market rates. The Company estimated the fair value of the fixed rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. When valuing fixed rate debt, the fair value is capped at par value. The variable rate debt approximates fair value based on the closing or estimated market prices of similar securities comparable to the Company’s debts as of March 31, 2024 and December 31, 2023. Debt financing activities and loan agreements are further described in “Note 15 – Long-Term Debt” included in this Quarterly Report for additional details.

Recurring Fair Value Measurement
Our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair values due to their short-term nature.
The following tables summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of March 31, 2024
$s in thousands	Level 1	Level 2	Level 3
Assets
Cash	$6,776	$—	$—
Restricted cash:
Money market fund	9,289	—	—
Total restricted cash	9,289	—	—
Interest rate swap	—	1,233	—
Total assets	$16,065	$1,233	$—
Liabilities
Warrant liabilities – Public Warrants	$3,450	$—	$—
Warrant liabilities – Private Placement Warrants	—	1,880	—
Contingent consideration	—	—	8,501
Total liabilities	$3,450	$1,880	$8,501

	As of December 31, 2023
$s in thousands	Level 1	Level 2	Level 3
Assets
Cash	$22,956	$—	$—
Restricted cash:
Money market fund	13,981	—	—
Total restricted cash	13,981	—	—
Investments in marketable securities	—	1,009	—
Interest rate swap	—	1,117	—
Total assets	$36,937	$2,126	$—
Liabilities
Warrant liabilities – Public Warrants	$3,622	$—	$—
Warrant liabilities – Private Placement Warrants	—	1,974	—
Contingent consideration	—	—	8,486
Embedded derivative of Series A Preferred Stock	—	—	885
Total liabilities	$3,622	$1,974	$9,371
Interest Rate Swap
The Company’s derivative financial instruments are measured at fair value on a recurring basis based on quoted market prices or using standard valuation models as described in “Note 13 – Interest Rate Swap” included in this Quarterly Report.
The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described in “Note 2 – Summary of Significant Accounting Policies” included in this Quarterly Report.

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
Embedded derivative of Legacy Bridger Series C Preferred Shares and Series A Preferred Stock
The Company identified a redemption feature of the Legacy Bridger Series C Preferred Shares that required bifurcation from the host instrument as an embedded derivative liability. The embedded derivative was initially valued and remeasured using a “with-and-without” method. The “with-and-without” methodology involved valuing the entire instrument both with and without the embedded derivative using a discounted cash flow approach. Under this methodology, the difference in the estimated fair value between the instrument with the embedded derivative and the instrument without the embedded derivative represents the estimated fair value of the embedded derivative. This valuation methodology is based on unobservable estimates and judgements, and therefore is classified as a Level 3 fair value measurement. The significant unobservable input used in the estimated fair value measurement of the embedded derivative is the timing for which the Company may be in default of certain financing facilities that would require an increase of 2% interest per annum to be accrued by the holders of the Legacy Bridger Series C Preferred Shares.
Commercial paper and Investments in marketable securities
The fair values of the commercial paper and available-for-sale marketable securities are based on observable market prices, and therefore classified as a Level 2 fair value measurement. Refer to “Note 4 – Cash Equivalents and Investment in Marketable Securities” included in this Quarterly Report for additional details.
Warrant Liabilities
The Company issued Warrants in connection with the Reverse Recapitalization. The Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value are recorded in earnings through Selling, general and administrative expense on the Condensed Consolidated Statements of Operations included in this Quarterly Report.
The Public Warrants are publicly traded under the symbol “BAERW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. Therefore, the Public Warrants are classified as Level 1 of the fair value hierarchy. The Public Warrants are redeemable at any time during the term of the warrant in which the Common Stock share trading price has been at least $18.00 per share for 20 trading days within the 30 trading-day period. JCIC Sponsor can redeem both the Private Placement Warrants and the Public Warrants when the stock price is between $10.00 to $18.00. As such, it is economically beneficial for the Company to redeem the Private Placement Warrants any time before the stock price crosses the $18.00 threshold. Therefore, the Warrants have similar economic value, hence Private Placement Warrants are deemed to have the same value as the Public Warrants and are classified Level 2 of the fair value hierarchy. Refer to “Note 12 – Accrued Expenses and Other Liabilities” included in this Quarterly Report for additional details.
Contingent consideration
In connection with the Acquisition, the Company is required to make contingent payments to the sellers based on the achievement of certain operational milestones. The fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $8.3 million. The fair value of the contingent consideration was determined using the Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are equity volatility, estimated future stock prices and various probability factors, including management’s estimate of the likelihood of meeting certain operational milestones. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in estimated fair value of contingent consideration are recognized as Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations included in this Quarterly Report. Refer to “Note 12 – Accrued Expenses and Other Liabilities” included in this Quarterly Report for additional details.
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

As of March 31, 2024, the Company did not have any significant assets or liabilities that were remeasured at fair value on a non-recurring basis in periods subsequent to initial recognition.
NOTE 15 – LONG-TERM DEBT
Long-term debt consisted of the following:

$s in thousands	As of March 31, 2024	As of December 31, 2023
Taxable industrial revenue bonds, dated July 21, 2022, 11.5% interest rate, maturing September 1, 2027[1]	$160,000	$160,000
Permanent loan agreement, dated August 21, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing August 21, 2035[2]	18,183	18,391
Permanent loan agreement, dated October 1, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing October 1, 2035[2]	18,250	18,457
Term loan agreement dated September 30, 2019, SOFR + 2.61448% interest rate, maturing March 15, 2030[3]	10,305	10,466
Term loan agreement dated February 3, 2020, SOFR + 2.61448% interest rate, maturing February 3, 2027[4]	3,673	3,813
Various term loan agreements, earliest start at September 9, 2021, 3.89-5.5% interest rates, latest maturation on November 17, 2027[5]	229	247
Loans payable	210,640	211,374
Less: noncurrent debt issuance costs	(3,495)	(3,695)
Less: current debt issuance costs	(1,002)	(995)
Less: current portion of long-term debt, net of debt issuance costs	(2,028)	(2,099)
Total long-term debt, net of debt issuance costs	$204,115	$204,585
1.On July 21, 2022, the Company closed on the 2022 Bonds, upon which the Company received aggregate proceeds of $135.0 million on July 21, 2022 and $25.0 million on August 10, 2022. The proceeds were designated to redeem in full the 2021 Bonds and the Series A Preferred Stock, to finance the construction and equipping of the Company’s third and fourth aircraft hangars in Belgrade, Montana and to fund the purchase of four additional Super Scoopers. The Series 2022 Bonds mature on September 1, 2027, with an annual interest rate of 11.5% payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2022. Debt issuance costs for the Series 2022 Bonds were $4.2 million. The Series 2022 Bonds are subject to redemption or prepayment prior to maturity, as follows: (a) optional redemption in whole or in part, on any day thereafter at par plus accrued interest, and on certain dates, a premium; (b) mandatory redemption at par plus any premium applicable to optional redemptions and a 3% premium if such redemptions are made prior to September 1, 2025, in whole or in part, in the event of the occurrence of certain events; and (c) extraordinary redemption at par plus accrued interest due to the occurrence of certain casualty, condemnation, or other unexpected events. Optional redemptions are subject to 3%, 2%, and 0% premiums if redemptions are made on or after September 1, 2025, September 2026, and September 2027, respectively. At the Company’s direction, the Series 2022 Bonds may be redeemed by Gallatin County at any time, at a redemption price equal to 100% of the principal amount plus accrued interest upon the occurrence of certain events.
2.In 2020, the Company entered into two separate credit facilities brokered through Live Oak Bank (“LOB”) and backed by the U.S. Department of Agriculture for the completed purchase of the Company’s first two Super Scoopers. The Company issued two $19.0 million promissory notes to LOB, established as 15-year maturity, first two years interest only payments monthly, then 13-year term principal plus interest due monthly at the rate of the greater of prime plus 1.5% or 4.75% per annum. The first of these notes was issued on August 21, 2020 and the second was issued October 1, 2020 to BAT1, LLC and BAT2, LLC, respectively. Debt issuance costs for BAT1 and BAT2 were $1.0 million and $0.9 million, respectively.
3.On September 20, 2019, the Company entered into a credit facility with RMB for $12.9 million, established as a 10-year maturity, 6-month draw period, first 6 months interest only payments monthly, then 10-year term principal plus interest due monthly on a 20-year amortization at the rate of 1 month SOFR plus 2.61448%. Debt issuance costs for this loan were $0.1 million.

4.On February 3, 2020, the Company entered into a credit facility with RMB to finance in part the purchase of four Daher Kodiaks. A promissory note was issued for $5.6 million, established as a 7-year maturity, first 8 months interest only payments monthly, 60 day draw period, then 76-month term plus principal interest due monthly on a 10-year amortization at the rate of 1 month SOFR plus 2.61448%. Debt issuance costs for this loan was $0.1 million.
5.On November 18, 2021, the Company re-entered into a new short-term loan to finance aviation insurance premiums with Insurance Premium Financing Leader. This was financed for $0.6 million with a maturity of one year and at a rate of 3.89%. No debt issuance costs were incurred. The Company also entered into various term loan agreements for the purchase of vehicles through First Interstate Bank with the earliest date of September 9, 2021. These loans ranged from $29,000 to $72,000 and were at rates from 4.8% to 5.5% and at durations from 5 to 6 years, with the latest maturation on November 17, 2027.
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
The Company is not in compliance with the DSCR covenant as of March 31, 2024 and management anticipates the Company will continue to not be in compliance with the DSCR covenant at future quarterly measurement periods in the next 12 months, primarily attributable to the seasonal nature of our business and a less intense 2023 wildfire season. In addition, the Company is not in compliance with the $8.0 million minimum liquidity requirement as of March 31, 2024 and management anticipates that it may not be in compliance with the minimum liquidity requirement at future quarterly measurement periods in the next 12 months depending on the cash generated from its seasonal firefighting operations in 2024.
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
Management consulted with bond counsel on the impact of covenant violations and proactively developed a cost reduction plan, and began implementing the plan in November 2023, to help remedy the anticipated covenant breaches in 2024. However, this plan is still in progress and there is no assurance that management will be able to diligently prosecute the remediation plan to completion. Additionally, as described in further detail in “Note 22 – Subsequent Events,” the Company raised additional cash through a registered direct equity offering in April 2024 resulting in net cash proceeds of approximately $9.2 million. However, depending on the cash generated from its seasonal firefighting operations in 2024, there may be periods in the next 12 months where the Company may not be in compliance with the $8.0 million minimum liquidity requirement. The uncertainty regarding the company’s ability to diligently prosecute the remediation plan to completion and the potential impact on the bonds maturity as a result of the anticipated debt covenant violations at subsequent compliance dates or failure to make required interest payments, could result in the Series 2022 Bonds becoming immediately due and payable, which raises substantial doubt about our ability to continue as a going concern as further disclosed in “Note 1 – Organization and Basis of Presentation” included in this Quarterly Report.
The LOB loans are subject to financial covenants requiring the Company to maintain a DSCR, generally calculated as the ratio of the net cash flow (as defined in the applicable note agreements) to the amount of interest and servicing fees required to be paid over the succeeding 12 months on the principal amount of the note, as applicable, that will be outstanding on the payment date following such date of determination, that exceeds 1.25x at the aircraft or entity level and for the Company’s debt to worth ratio to not exceed 5.00x at the aircraft or entity level. The Company is in compliance with such financial covenants as of March 31, 2024.
Both of the loans with RMB are subject to financial covenants requiring the Company to maintain a DSCR, calculated as the ratio of adjusted EBITDA (as defined in the applicable note agreements) to the amount of interest and principal payments for the fiscal year ending on the compliance date, that exceeds 1.25x for the Company. These notes are also subject to financial covenants requiring the Company to maintain a Senior Leverage Ratio on a quarterly basis not to exceed 7.00 to 1.00 through Quarter 3, 2024, 6.00 to 1.00 through Quarter 3, 2025 and 5.00 to 1.00 thereafter. This is calculated as Total Funded Senior Debt (as defined in the applicable note agreements) less municipal debt, divided by adjusted EBITDA (as defined in the applicable note agreements). The Company is in compliance with such financial covenants as of March 31, 2024.
Amortization of debt issuance costs was $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.
Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial conditions, cash flows or results of operations. In the ordinary course of its operations, the Company will continue to vigorously enforce its legal and contractual rights to ensure that its business and operations continue on an unimpaired basis.
Contingencies
On November 17, 2023, the Company entered into a series of agreements with MAB and its subsidiary designed to facilitate the purchase and return to service of four Spanish Scoopers originally awarded to the Company in September 2023 via a public tender process from the Government of Spain. The terms of the agreements provide that the Company will manage the return to service upgrades of the Spanish Scoopers while they are owned and funded by MAB. The Company has the right, but not the obligation, to acquire each plane as it is ready to be contracted and returned to service. In the event that Bridger does not purchase the aircraft within the time periods set forth in the agreements, then either party may initiate a sales process for the sale of all aircraft that have not been purchased by the Company, which sales process the Company will oversee and manage. If the aircraft are sold to a third party through such process, then the Company must pay MAB’s subsidiary a cash fee equal to the amount, if any, by which the aggregate price of the Company’s purchase options for such aircraft exceeds the consideration paid by the third-party purchaser for the same aircraft, not to exceed $15.0 million in aggregate. If the aircraft are not sold to a third party and MAB’s subsidiary has not otherwise entered into an operating lease with a third party for the aircraft, then the Company must pay MAB’s subsidiary $15.0 million.
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
Shares of Series A Preferred Stock are mandatorily redeemable by the Company on April 25, 2032 at a redemption amount that is equal to the stated value, plus accrued but unpaid interest. Accrued interest for the Series A Preferred Stock was $6.2 million as of March 31, 2024. Shares of Series A Preferred Stock are also redeemable upon certain triggering events outside of the control of the Company. The triggering events include redemption by the holder on or after April 25, 2027, or a fundamental change in the Company’s voting and governance structure such as the sale of the Company or its subsidiaries representing more than 50% of the Company’s voting stock or a similar liquidity event.
As of the Closing Date and March 31, 2024, it is probable that the Series A Preferred Stock may become redeemable on April 25, 2032. The Company has elected to recognize changes in redemption value immediately, adjusting the preferred stock to the maximum redemption value at each reporting date. Upon Closing, the Series A Preferred Stock had both a carrying value and redemption value of $332.7 million, the 50% multiplier, valued at $156.4 million, was removed. As of March 31, 2024, the Series A Preferred Stock had both a carrying value and redemption value of $361.0 million. Refer to table below.
As of March 31, 2024 and December 31, 2023, the fair value of the embedded derivative related to the event of default is zero and 0.9 million recorded as a liability on the Condensed Consolidated Balance Sheets and remeasured to fair value at each balance sheet date with changes in fair value recorded within Interest expense on the Condensed Consolidated Statements of Operations.
The Company determined the fair value of the other features requiring bifurcation, both individually and in the aggregate were immaterial at March 31, 2024. The fair value of these features will be assessed at each reporting date and will be recognized and remeasured at fair value, if material.

Additionally, the reduction of the conversion price from $12.90 per share to $11.00 per share triggered a down round conversion feature embedded in the Series A Preferred Stock upon Closing. The Company recognized the value of the effect of a down round feature as a deemed dividend, decreasing income attributable to common stockholders in the computation of (loss) earnings per share by approximately zero and $48.3 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there are 32,820,828 shares of Common Stock issuable upon conversion.

	Redeemable Series A Preferred Stock
$s in thousands	Shares	Amounts
Balance as of December 31, 2023	315,789.473684	$354,840
Adjustment to maximum redemptions value	—	6,189
Balance as of March 31, 2024	315,789.473684	$361,029
NOTE 18 – STOCKHOLDERS’ DEFICIT
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
RSU activity for the three months ended March 31, 2024 is as follows:

	Number of Awards	Weighted average grant date fair value
Outstanding as of December 31, 2023	6,624,459	$8.30
Granted	1,028,917	5.27
Vested	(1,703,592)	8.30
Forfeited/Cancelled	(227,501)	6.82
Outstanding as of March 31, 2024	5,722,283	$7.81
The total fair value of RSUs vested during the three months ended March 31, 2024 and 2023 was $9.3 million and $21.6 million, respectively, based on the closing stock price on the date of vesting.
For the three months ended March 31, 2024, the Company recorded stock-based compensation expense related to RSUs of $0.4 million and $5.5 million within Total cost of revenues and Selling, general and administrative expense, respectively, on the Condensed Consolidated Statements of Operations.
As of March 31, 2024, there was $29.1 million of unrecognized total compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.7 years.

Incentive Units
Prior to the adoption of the Omnibus Plan, during the year ended December 31, 2022, the Company granted Incentive Units to selected board members and executives. Within each grant, 80% of the Incentive Units vested annually over a four year period subject to continued service by the grantee (the “Time-Vesting Incentive Units”), and the remaining 20% of the Incentive Units vest upon a qualifying change of control event (the “Exit-Vesting Incentive Units”). For the Time-Vesting Incentive Units, compensation cost was recognized over the requisite service period on a straight-line basis. For the Exit-Vesting Incentive Units, expense will be recognized when a qualifying change of control event is considered probable, which has not occurred as of March 31, 2024. As of March 31, 2024, 40,404 Exit-Vesting Incentive Units with a weighted-average grant date fair value of $0.01 remain outstanding. Upon vesting of each Incentive Unit, the Company will issue 0.96246 shares of Common Stock to the Incentive Unit holder.
At-the-Market (“ATM”) Offering
On January 26, 2024, the Company entered into a sales agreement (“2024 ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Virtu Americas LLC (together with Stifel, the “Agents”) under which we could offer and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $100.0 million through the Agents in negotiated transactions that are deemed to be an “at the market offering.”
The offering was registered under the Securities Act, pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-276721), as previously filed with the Securities and Exchange Commission (“SEC”) and declared effective on February 6, 2024. We filed a prospectus supplement, dated February 6, 2024, with the SEC that provides for the sale of shares of Common Stock having an aggregate offering price of up to approximately $22.2 million (“2024 ATM Shares”).
Under the 2024 ATM Agreement, the Agents may sell the 2024 ATM Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Market, or any other existing trading market for the 2024 ATM Shares or in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company.
The Company is not obligated to make any sales of the 2024 ATM Shares under the 2024 ATM Agreement. The offering of the 2024 ATM Shares pursuant to the 2024 ATM Agreement will terminate upon the termination of the 2024 ATM Agreement by the Agents or us, as permitted therein.
The 2024 ATM Agreement contains customary representations, warranties and agreements by the Company, and customary indemnification and contribution rights and obligations of the parties. The Company agreed to pay the Agents an aggregate commission of up to 3.0% of the aggregate gross proceeds from each sale of the 2024 ATM Shares. The Company also agreed to reimburse the Agents for certain specified expenses in connection with entering into the 2024 ATM Agreement.
During the three months ended March 31, 2024, the Company sold an aggregate of 33,798 shares of Common Stock at a weighted-average price of $5.13 per share for net proceeds of $0.2 million, net of fees of $5,000 under the 2024 ATM Agreement.
NOTE 19 – RELATED PARTY TRANSACTIONS
For the three months ended March 31, 2024 and 2023, the Company incurred $0.6 million and $0.1 million, respectively, in training expenses provided by an entity in which Mr. Timothy Sheehy has a partial ownership, with $0.6 million and $0.1 million in related outstanding accounts payable as of March 31, 2024 and December 31, 2023, respectively.
On November 17, 2023, the Company entered into a series of agreements designed to facilitate the purchase and return to service of the Spanish Scoopers originally awarded to our wholly-owned subsidiary, BAE, in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell the entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB. ASSF Holdings LP (“Avenue Investor”) made capital contributions totaling $13.0 million in exchange for 13,031 voting Class A Units of MAB. Avenue Investor holds approximately 10% of Bridger’s outstanding convertible Series A Preferred Stock.

On July 10, 2023, the Company entered into two operating lease agreements, each for a Pilatus under the ownership of Mr. Timothy Sheehy. The Company recorded approximately $6.0 million of right-of-use assets, $1.7 million of right-of-use current liabilities, and $4.3 million of right-of-use noncurrent liabilities as of March 31, 2024, respectively, and incurred approximately $0.4 million in lease expense for the three months ended March 31, 2024. The Company recorded approximately $6.3 million of right-of-use assets, $1.7 million of right-of-use current liabilities, and $4.6 million of right-of-use noncurrent liabilities as of December 31, 2023, respectively.
For the three months ended March 31, 2023, the Company earned $0.3 million in revenues from services performed on an aircraft under the ownership of Mr. Timothy Sheehy, the Chief Executive Officer.
On July 21, 2022, the Company closed on the Series 2022 Bonds, upon which the Company received aggregate proceeds of $135.0 million on July 21, 2022 and $25.0 million on August 10, 2022. In connection with the original issuance, three senior executives of the Company purchased approximately $10.0 million of the Series 2022 Bonds, which purchases were entered into on an arm’s length basis during the public offering for the Series 2022 Bonds, and on the same terms and conditions that were offered to all Bond purchasers. The Company accrued approximately $0.1 million and $0.4 million in interest for these three bond holders as of March 31, 2024 and December 31, 2023, respectively. The Company paid approximately $0.6 million in interest to these three bond holders during the three months ended March 31, 2024 and 2023, and incurred approximately $0.3 million in interest for the three months ended March 31, 2024 and 2023. Refer to “Note 15 – Long-Term Debt” included in this Quarterly Report for additional information on the Series 2022 Bonds.
NOTE 20 – INCOME TAXES
As a result of the Business Combination, the Company became the successor of Legacy Bridger, as discussed in “Note 1 – Organization and Basis of Presentation” included in this Quarterly Report, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Legacy Bridger’s net income or loss is allocated among the members in accordance with the Company’s operating agreement, and federal income taxes are not payable or provided for by Legacy Bridger. Members are taxed individually on their pro rata ownership share of the Legacy Bridger’s earnings. Bridger is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to net taxable income or loss and any related tax credits of the Company. Bridger is also subject to taxes in foreign jurisdictions in which it operates.
For the three months ended March 31, 2024, the Company recorded income tax expense of $14,000. The effective tax rate was (0.07)% for the three months ended March 31, 2024.
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
NOTE 21 – (LOSS) EARNINGS PER SHARE
(Loss) earnings per share of Common Stock is calculated in accordance with ASC 260, Earnings per share. (Loss) earnings per share – Basic is calculated by dividing (loss) earnings attributable to Common Stockholders - Basic and Diluted by the Weighted average Common Stock outstanding - Basic.
(Loss) earnings per share – Diluted is based on the average number of shares of Common Stock used for the (loss) earnings per share - Basic calculation, adjusted for the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. (Loss) earnings attributable to Common Stockholders – Basic and Diluted is adjusted for the impact of changes in the fair value of the Public Warrants and Private Placement Warrants, to the extent they are dilutive.
(Loss) earnings per share calculations for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization. Subsequent to the Closing, (loss) earnings per share is calculated based on the Weighted average Common Stock outstanding.

The following table sets forth the computation of the Company’s (loss) earnings per share:

	For the Three Months Ended March 31,
$s in thousands, except per share amounts	2024	2023
Net loss	$(20,087)	$(44,685)
Adjustments to Net loss:
Series A Preferred Stock—adjustment for deemed dividend upon Closing	—	(48,300)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	—	156,362
Series A Preferred Stock—adjustment to maximum redemptions value	(6,189)	(4,274)
(Loss) earnings attributable to Common Stockholders – Basic and Diluted	$(26,276)	$59,103

Weighted average Common Stock outstanding—Basic	47,602,241	43,488,468
Weighted average effect of dilutive securities:
Series A Preferred Stock	—	30,624,501
Unvested Legacy Bridger Incentive Units	—	237,283
Sponsor Earnout Shares	—	636,500
Weighted average Common Stock outstanding—Diluted	47,602,241	74,986,752

(Loss) earnings per share—Basic	$(0.55)	$1.36
(Loss) earnings per share—Diluted	$(0.55)	$0.79
The following table summarizes the potentially dilutive common shares that were excluded from diluted (Loss) earnings per share - Diluted computations because the effect would have been anti-dilutive:

	For the Three Months Ended March 31,
	2024	2023
Series A Preferred Stock	32,820,828	—
Unvested Restricted Stock Units	5,722,283	4,181,142
Public Warrants	17,249,874	17,250,000
Private Placement Warrants	9,400,000	9,400,000
Unvested Legacy Bridger Incentive Units	40,404	—
Sponsor Earnout Shares	855,000	—
NOTE 22 – SUBSEQUENT EVENTS
The Company evaluated its activities through the date of the filing of the Condensed Consolidated Financial Statements.
On April 15, 2024, the Company entered into securities purchase agreements with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers, severally, an aggregate of 2,183,366 shares of Common Stock, in a registered direct equity offering (the “Registered Direct Offering”). 808,080 of the shares in the Registered Direct Offering were sold to certain directors and executive officers of the Company at an offering price of $4.95 per share, which was the closing bid price for shares of the Common Stock on the Nasdaq Global Market on April 15, 2024. The remaining 1,375,286 shares were sold in the Registered Direct Offering at an offering price of $4.25 per share.
The aggregate net proceeds to the Company from the Registered Offering were approximately $9.2 million, after deducting fees payable to the placement agent and other offering expenses payable by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to help you understand our business, financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read together with the condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, for the three months ended March 31, 2024 and 2023, and the related notes thereto, that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and analysis should also be read together with the historical audited annual consolidated financial statements as of and for the years ended December 31, 2023 and 2022, included in the Annual Report on Form 10-K (the “Annual Report”). This discussion and analysis contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”
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
We have made and will continue to make significant investments in capital expenditures to build and expand our aerial forest fire management technologies. We expect that our existing cash and cash equivalents as well as cash generated from our operations and additional sales of our common stock through our at-the-market offering will be sufficient to meet our current working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report, depending on the cash generated from our seasonal firefighting operations in 2024. Refer to the Liquidity and Capital Resources section below and “Note 1 – Organization and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details on management’s assessment of the Company’s ability to continue as a going concern.
The Reverse Recapitalization
On January 24, 2023 (the “Closing Date”), Jack Creek Investment Corp (“JCIC”) completed the reverse recapitalization (the “Closing” and the “Reverse Recapitalization”) with the Company’s predecessor, Bridger Aerospace Group Holdings, LLC and its subsidiaries (collectively, “Legacy Bridger”). As a result of the Reverse Recapitalization, Legacy Bridger and JCIC each became wholly-owned subsidiaries of the Company, and the JCIC shareholders and the equity holders of Legacy Bridger converted their equity ownership in JCIC and Legacy Bridger, respectively, into equity ownership in the Company. Legacy Bridger has been determined to be the accounting acquirer with respect to the Reverse Recapitalization, which will be accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP.
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

Public Company Costs
We have become the successor to an SEC-registered and Nasdaq Global Market-listed company, which has required, and in the future may require, us to hire additional staff and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.
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
Economic and Market Factors
Our operations, supply chain, partners and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include, but are not limited to, the impact on us of significant operational challenges by third parties on which we rely, inflationary pressures, short-term and long-term weather patterns, potential labor and supply chain shortages affecting us and our partners, volatile fuel prices, aircraft delivery delays and changes in general economic conditions in the markets in which we operate.
Historically, our results of operations have not been materially impacted by other factors. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition and future results of operations, which are dependent on future developments. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short-term, due to the impact of the above factors and trends. However, we believe that our long-term outlook remains positive due to the increasing demand for our services and our ability to meet those demands consistently, despite adverse market factors. We believe that this expected long-term increase in demand will offset increased costs and that the operational challenges we may experience in the near term can be managed in a manner that will allow us to support increased demand, though we cannot provide any assurances.

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
We charge daily and hourly rates depending upon the type of firefighting service rendered and under which contract the services are performed. The recognition of revenues for our services are primarily split into flight, standby and other revenues. Flight revenue is primarily earned at an hourly rate when the engines of the aircraft are cycled, upon request of the customer. Standby revenue is primarily earned as a daily rate when aircraft are available for use at a fire base, awaiting request from the customer for flight deployment. Other revenue consists of additional contractual items that can be charged to the customer, such as leasing revenues for facilities, as well as maintenance, repair and return-to-service work performed on customer aircraft.
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
Interest Expense
Interest expense consists of interest costs related to our Gallatin municipal bond issuances by Legacy Bridger that closed in July and August 2022 (the “Series 2022 Bonds”), our permanent and term loan agreements, and the net effect of our interest rate swap. Interest expense also includes amortization of debt issuance costs associated with our loan agreements. Refer to “ Liquidity and Capital Resources—Indebtedness” included in this Quarterly Report for a discussion of our loan commitments.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
The following table sets forth our Condensed Consolidated Statements of Operations information for the three months ended March 31, 2024 and 2023 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report.

$s in thousands	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$5,507	$365	$5,142	1,409%
Cost of revenues:
Flight operations	5,009	3,733	1,276	34%
Maintenance	4,197	3,515	682	19%
Total cost of revenues	9,206	7,248	1,958	27%
Gross loss	(3,699)	(6,883)	3,184	(46%)
Selling, general and administrative expense	11,610	33,229	(21,619)	(65%)
Operating loss	(15,309)	(40,112)	24,803	(62%)
Interest expense	(5,923)	(5,665)	(258)	5%
Other income	1,159	1,092	67	6%
Loss before income taxes	(20,073)	(44,685)	24,612	(55%)
Income tax expense	(14)	—	(14)	n/a
Net loss	$(20,087)	$(44,685)	$24,598	(55%)
Revenues
Revenues increased by $5.1 million, or 1,409%, to $5.5 million for the three months ended March 31, 2024, from $0.4 million for the three months ended March 31, 2023.
Revenues by service offering for the three months ended March 31, 2024 and 2023 were as follows:

$s in thousands	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$3,881	$—	$3,881	n/a
Aerial surveillance	583	—	583	n/a
Other services	1,043	365	678	186%
Total revenues	$5,507	$365	$5,142	1,409%
Fire suppression revenue increased to $3.9 million and aerial surveillance revenue increased to $0.6 million for the three months ended March 31, 2024, in each case, from zero for the three months ended March 31, 2023. The increase in fire suppression revenue and aerial surveillance revenue was primarily due to an earlier start to the 2024 wildfire season, compared to the three months ended March 31, 2023, which led to more aircraft operating for the three months ended March 31, 2024.
Other services revenue increased by $0.7 million, or 186%, to $1.0 million for the three months ended March 31, 2024, from $0.4 million for the three months ended March 31, 2023. The increase was primarily due to return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.

Revenues by type for the three months ended March 31, 2024 and 2023 were as follows:

$s in thousands	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Period Over Period Change ($)	Period Over Period Change (%)
Flight revenue	$913	$—	$913	n/a
Standby revenue	3,468	—	3,468	n/a
Other revenue	1,126	365	761	208%
Total revenues	$5,507	$365	$5,142	1,409%
Flight revenue increased to $0.9 million and standby revenue increased to $3.5 million for the three months ended March 31, 2024, in each case, from zero for the three months ended March 31, 2023. The increase in flight revenue and standby revenue was primarily due to an earlier start to the 2024 wildfire season, compared to the three months ended March 31, 2023, which led to more aircraft operating for the three months ended March 31, 2024.
Other revenue increased by $0.8 million, or 208%, to $1.1 million for the three months ended March 31, 2024, from $0.4 million for the three months ended March 31, 2023. The increase was primarily due to return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Cost of Revenues
Total cost of revenues increased by $2.0 million, or 27%, to $9.2 million for the three months ended March 31, 2024, from $7.2 million for the three months ended March 31, 2023.
Flight Operations
Flight operations expenses increased by $1.3 million, or 34%, to $5.0 million for the three months ended March 31, 2024, from $3.7 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase in aircraft lease expense of $0.4 million due to two Pilatus PC-12 operating leases commencing in July 2023 and a Twin Otter operating lease commencing in April 2023, an increase in training costs of $0.5 million and an increase in stock-based compensation expense of $0.3 million.
Maintenance
Maintenance expenses increased by $0.7 million, or 19%, to $4.2 million for the three months ended March 31, 2024, from $3.5 million for the three months ended March 31, 2023. The increase was primarily driven by an increase in contractor wages of $0.4 million and an increase of employee labor expenses of $0.3 million.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $21.6 million, or 65%, to $11.6 million for the three months ended March 31, 2024, from $33.2 million for the three months ended March 31, 2023. The decrease was primarily attributable to a decrease in stock-based compensation of $20.1 million associated with the immediate vesting of restricted stock units (“RSUs”) issued to executives and senior management of Bridger in connection with the Reverse Recapitalization in January 2023. The remaining decrease is primarily attributable to a decrease in professional service fees of $1.5 million due to higher costs associated with becoming a public company in January 2023.
Interest Expense
Interest expense increased by $0.3 million, or 5%, to $5.9 million for the three months ended March 31, 2024, from $5.7 million for the three months ended March 31, 2023. The increase was primarily driven by lower capitalized interest associated with the financing of the construction of fixed assets.
Other Income
Other income increased by $0.1 million, or 6%, to $1.2 million for the three months ended March 31, 2024, from $1.1 million for the three months ended March 31, 2023.

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
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted EBITDA certain costs that are required to be expensed in accordance with GAAP, including non-cash stock-based compensation, business development and integration expenses, offering costs, gain on disposal of fixed assets, non-cash adjustments to the fair value of earnout consideration, and non-cash adjustments to the fair value of Warrants issued in connection with the Reverse Recapitalization. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The reconciliation of Net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023 is as follows:

$s in thousands	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Period Over Period Change ($)	Period Over Period Change (%)
Net loss	$(20,087)	$(44,685)	$24,598	(55%)
Income tax expense	14	—	14	n/a
Depreciation and amortization	1,290	1,751	(461)	(26%)
Interest expense	5,923	5,665	258	5%
EBITDA	(12,860)	(37,269)	24,409	(65%)
Stock-based compensation[1]	5,871	25,597	(19,726)	(77)%
Business development & integration expenses[2]	312	519	(207)	(40)%
Change in fair value of earnout consideration[3]	15	—	15	n/a
Change in fair value of Warrants[4]	(266)	(1,599)	1,333	(83%)
Offering costs[5]	—	2,083	(2,083)	(100%)
Gain on disposal[6]	—	(2)	2	(100)%
Adjusted EBITDA	$(6,928)	$(10,671)	$3,743	(35%)
Net loss margin[7]	(365%)	(12,242%)
Adjusted EBITDA margin[7]	(126%)	(2,924%)
NM - Not Meaningful
1Represents non-cash stock-based compensation expense associated with employee and non-employee equity awards.
2Represents expenses related to potential acquisition targets and additional business lines.
3Represents non-cash fair value adjustment for earnout consideration issued in connection with the acquisition of Ignis Technologies, Inc.
4Represents the non-cash fair value adjustment for Warrants issued in connection with the Reverse Recapitalization.
5Represents one-time costs for professional service fees related to the preparation for potential offerings that have been expensed during the period.
6Represents gain on the disposal of a fixed asset.
7Net loss margin calculated as Net loss divided by Total revenue and Adjusted EBITDA margin calculated as Adjusted EBITDA divided by Total revenue.
LIQUIDITY AND CAPITAL RESOURCES
Going Concern
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date that these condensed consolidated financial statements are issued. This evaluation includes considerations related to the covenants contained in the Company’s loan agreements as well as the Company’s liquidity position overall.
For the three months ended March 31, 2024, the Company had an operating loss of $15.3 million, net loss of $20.1 million and cash flow used in operating activities of $19.8 million. In addition, as of March 31, 2024, the Company had unrestricted cash and investments of $6.8 million.
As disclosed in detail under the section entitled “Liquidity and Capital Resources—Indebtedness” below, the Company is not in compliance, and is projected to not be in compliance, with certain financial covenants associated with the Series 2022 Bonds during the next 12 months.

Beginning in November 2023, management has implemented steps to help improve the Company’s near-term cash position through a combination of cost reduction measures and the raising of funds through a number of potential avenues, including additional sales of our common stock through our at-the-market offering and registered direct equity offering. Our ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, many of which are outside of our control and there can be no assurance that we will be able to obtain additional funding on satisfactory terms or at all.
As of May 10, 2024, $5,869,526 is available for potential future sales under the 2024 ATM Agreement, which may be utilized for future financings under our effective shelf registration statement. The amount registered for potential future sales under the 2024 ATM Agreement was reduced to $5,869,526 on April 15, 2024 in accordance with General Instruction I.B.6 of Form S-3 in connection with the Company’s registered direct offering of 2,183,366 shares of Common Stock described in “Note 22 – Subsequent Events” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
Current and anticipated noncompliance with financial covenants and uncertainty regarding the Company’s ability to diligently prosecute the cost reduction plan and to raise additional cash funding raise substantial doubt about the Company’s ability to continue as a going concern within 12 months following the issuance date of the condensed consolidated financial statements as of and for the period ended March 31, 2024.
Cash and Marketable Securities
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents of $6.8 million which were held for working capital purposes and restricted cash of $9.3 million. Restricted cash consists primarily of cash reserved for debt servicing on the Series 2022 Bonds. From time to time, the Company invests its excess cash in highly rated available-for-sale securities, with the primary objective of minimizing the potential risk of principal loss. As of March 31, 2024, the Company had zero of investments in debt securities classified as available-for-sale.
We may receive up to $306.5 million from the exercise of the 9,400,000 private placement warrants and 17,249,874 public warrants of the Company outstanding (collectively, the “Warrants”), assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of Common Stock issuable upon such exercise. On March 28, 2024, the closing price of our Common Stock was $5.02 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and holders of our Warrants are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any cash proceeds from the exercise of our Warrants to fund our operations. Accordingly, we have not relied on the receipt of proceeds from the exercise of our Warrants in assessing our capital requirements and sources of liquidity.
We may in the future seek to raise additional funds through various potential sources, such as equity and debt financing for general corporate purposes or for specific purposes, including in order to pursue growth initiatives. Based on our unrestricted cash and cash equivalents balance as of March 31, 2024, and our projected cash use, we would anticipate the need to raise additional funds through equity or debt financing (or the issuance of stock as acquisition consideration) to pursue any significant acquisition opportunity, at the time of such acquisition opportunity. Our ability to generate proceeds from equity financings will significantly depend on the market price of our Common Stock.
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

Indebtedness
As of March 31, 2024, we held $20.1 million of current liabilities, $12.0 million of which was accrued expenses and other current liabilities.
As of March 31, 2024, we held $220.0 million of long-term liabilities with $204.1 million of total long-term debt, net of debt issuance costs, which are comprised of the Series 2022 Bonds, two separate credit facilities brokered through Live Oak Bank, two separate credit facilities with Rocky Mountain Bank and various short term vehicle loans through First Interstate Bank.
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
The Company is not in compliance with the DSCR covenant as of March 31, 2024 and management anticipates the Company will continue to not be in compliance with the DSCR covenant at future quarterly measurement periods in the next 12 months, primarily attributable to the seasonal nature of our business and a less intense 2023 wildfire season. In addition, the Company is not in compliance with the $8.0 million minimum liquidity requirement as of March 31, 2024 and management anticipates that it may not be in compliance with the minimum liquidity requirement at future quarterly measurement periods in the next 12 months depending on the cash generated from its seasonal firefighting operations in 2024.
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
Live Oak Bank Loans
Our loans with Live Oak Bank are subject to financial covenants requiring the Company to maintain a debt service coverage ratio, generally calculated as the ratio of the net cash flow (as defined in the applicable note agreements) to the amount of interest and servicing fees required to be paid over the succeeding 12 months on the principal amount of the note, as applicable, that will be outstanding on the payment date following such date of determination, that exceeds 1.25x at the aircraft or entity level and for the Company’s debt to worth ratio to not exceed 5.00x at the aircraft or entity level. The Company is in compliance with such financial covenants as of March 31, 2024.
Rocky Mountain Bank Loans
Through certain of our subsidiaries, we entered into two credit facilities with Rocky Mountain Bank to finance in part (i) the construction of airplane hangars on September 30, 2019 and (ii) the purchase of four Quest Kodiak aircraft on February 3, 2020. In connection with such credit facilities, we also entered into various term loan and other long-term debt agreements which contain certain financial covenants, including, that we maintain (i) a debt service coverage ratio that exceeds 1.25x (generally calculated as the ratio of the net operating income over the debt service payments made or as the ratio of adjusted EBITDA over the aggregate amount of interest and principal payments, in each case, as determined in the applicable agreement) and (ii) certain senior leverage ratios that do not exceed 7.00x through the third quarter of 2024, 6.00x through the third quarter of 2025, or 5.00x thereafter (generally calculated as the ratio of the senior funded debt over EBITDA, as determined in the applicable agreement). The Company is in compliance with such financial covenants as of March 31, 2024.
Mezzanine and Permanent Equity
Preferred Shares
On April 25, 2022, we authorized and issued 315,789.473684 Legacy Bridger Series C Preferred Shares for aggregate proceeds of $288.5 million, net of issuance costs of $11.5 million. Legacy Bridger Series C Preferred Shares rank senior to our Common Stock and ranked subordinate to Legacy Bridger Series A Preferred Shares with respect to the distribution of assets upon liquidation or certain triggering events. Upon the Closing, Legacy Bridger Series C Preferred Shares were exchanged for shares of Series A Preferred Stock on a one-to-one basis as a portion of the merger consideration issued in connection with the Reverse Recapitalization. The Series A Preferred Stock is classified as mezzanine equity as it remains probable that they may become redeemable upon the mandatory redemption date of April 25, 2032. Series A Preferred Stock does not participate in earnings and is non-voting. For additional information regarding the terms and conditions of the Series A Preferred Stock, see “Note 17 – Mezzanine Equity” for additional details.

Prior to the Closing, Legacy Bridger Series C Preferred Shares accrued interest daily at 7% per annum for the first year, 9% per annum for the second year and 11% per annum thereafter. Following the Closing, the Series A Preferred Stock will continue to accrue interest daily at 7% per annum for the first six years, 9% per annum for the seventh year, and 11% per annum thereafter. Accrued interest for the Series A Preferred Stock was $28.4 million as of March 31, 2024.
As of March 31, 2024, it was probable that the Series A Preferred Stock may become redeemable at the holder’s option on or after March 29, 2027. We have elected to recognize changes in redemption value immediately, adjusting the preferred shares to the maximum redemption value at each reporting date. As of March 31, 2024, Series A Preferred Stock had a carrying value and redemption value of $361.0 million.
Common Stock
As of March 31, 2024 and December 31, 2023, we had 44,842,587 and 44,776,926 shares of Common Stock issued and outstanding, respectively.
Historical Cash Flows
Our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023 were as follows:

$s in thousands	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net cash used in operating activities	$(19,762)	$(36,653)
Net cash (used in) provided by investing activities	(214)	12,959
Net cash used in financing activities	(896)	(4,077)
Net change in cash and cash equivalents	$(20,872)	$(27,771)
Operating Activities
Net cash used in operating activities was $19.8 million for the three months ended March 31, 2024, compared to Net cash used in operating activities of $36.7 million for the three months ended March 31, 2023. Net cash used in operating activities reflects Net loss of $20.1 million for the three months ended March 31, 2024 compared to Net loss of $44.7 million for the three months ended March 31, 2023. Net cash used in operating activities for the three months ended March 31, 2024 reflects add-backs to Net loss for non-cash charges totaling $6.5 million, primarily attributable to stock-based compensation expense of $5.9 million and depreciation and amortization of $1.3 million, partially offset by the change in fair value of embedded derivative of $0.9 million. Net cash used in operating activities for the three months ended March 31, 2023 reflects add-backs to Net loss for non-cash charges totaling $25.4 million, primarily attributable to stock-based compensation expense of $25.6 million.
Investing Activities
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2024, compared to Net cash provided by investing activities of $13.0 million for the three months ended March 31, 2023. Net cash used in investing activities for the three months ended March 31, 2024 reflects purchases of property, plant and equipment of $1.0 million, which primarily comprised of purchases aircraft improvements, and expenditures for capitalized software of $0.3 million, partially offset by proceeds from maturities of marketable securities of $1.1 million. Net cash provided by investing activities for the three months ended March 31, 2023 reflects proceeds from sales and maturities of marketable securities of $25.1 million partially offset by purchases of property, plant and equipment of $11.2 million, which is primarily comprised of aircraft improvements, and the construction in progress of the third hangar of $1.0 million.
Financing Activities
Net cash used in financing activities was $0.9 million for the three months ended March 31, 2024, compared to Net cash used in financing activities of $4.1 million for the three months ended March 31, 2023. Net cash used in financing activities for the three months ended March 31, 2024 primarily reflects repayments on debt of $0.7 million and payment of issuance costs for Common Stock in the at-the-market offering of $0.3 million, partially offset by proceeds from issuance of Common Stock in the at-the-market offering of $0.2 million. Net cash used in financing activities for the three months ended March 31, 2023 primarily reflects costs incurred related to the Closing of $6.8 million and repayments of debt of $0.5 million, partially offset by proceeds from the Closing of $3.2 million.

Contractual Obligations
Our principal commitments consist of obligations for outstanding leases and debt. The following table summarizes our contractual obligations as of March 31, 2024:

	Payments Due by Period
$s in thousands	Total	Current	Noncurrent
Lease obligations	$10,613	$2,194	$8,419
Debt obligations	210,640	3,030	207,610
Total	$221,253	$5,224	$216,029
On November 17, 2023, the Company entered into a series of agreements with MAB and its subsidiary designed to facilitate the purchase and return to service of four Spanish Scoopers originally awarded to the Company in September 2023 via a public tender process from the Government of Spain. The terms of the agreements provide that the Company will manage the return to service upgrades of the Spanish Scoopers while they are owned and funded by MAB. The Company has the right, but not the obligation, to acquire each plane as it is ready to be contracted and returned to service. In the event that the Company does not purchase the aircraft within the time periods set forth in the agreements, then either party may initiate a sales process for the sale of all aircraft that have not been purchased by the Company, which sales process the Company will oversee and manage. If the aircraft are sold to a third party through such process, then the Company must pay MAB’s subsidiary a cash fee equal to the amount, if any, by which the aggregate price of the Company’s purchase options for such aircraft exceeds the consideration paid by the third-party purchaser for the same aircraft, not to exceed $15.0 million in aggregate. If the aircraft are not sold to a third party and MAB’s subsidiary has not otherwise entered into an operating lease with a third party for the aircraft, then the Company must pay MAB’s subsidiary $15.0 million.
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
As of March 31, 2024 and December 31, 2023, we did not have any other relationships with special purpose or variable interest entities which have been established for the purpose of facilitating off-balance sheet arrangement, which have not been consolidated in the consolidated financial statements of the Company. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Bridger is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report are prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the following critical accounting policies involve a greater degree of judgment or complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.
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
Revenue Recognition
Revenues are recognized when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
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
Other revenue consists of leasing revenues for facilities as well as external repair and return-to-service work performed on customer aircraft. The Company commonly contracts with third-parties to perform certain repair and return-to-service work that we have promised in our customer agreements. The Company considers itself the principal in these arrangements as we control the timing and nature of the services ultimately provided by the third-party to the customer. Return-to-service revenue associated with the Spanish Scoopers is recognized over time using a cost-to-cost measure because it best depicts the transfer of value to the customer and also correlates with the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to the customer. Under the cost-to-cost measure of progress, progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.
Payment terms vary by customer and type of revenue contract. We generally expect that the period of time between payment and transfer of promised goods or services will be less than one year. In such instances, we have elected the practical expedient to not evaluate whether a significant financing component exists. As the Company has a right to consideration from customers in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date, the Company has applied the practical expedient to recognize revenue in the amount to which we have the right to invoice. As permitted under the practical expedient available under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount which we have the right to invoice for services performed.
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
Contingent consideration represents an obligation of the acquirer to transfer additional assets or equity interests to the seller if future events occur or conditions are met and is recognized when probable and reasonably estimable. Contingent consideration recognized is included in the initial cost of the assets acquired. Subsequent changes in the estimated fair value of contingent consideration are recognized as Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.
Stock-Based Compensation
In January 2023, the Company along with its board of directors established and approved and assumed the Bridger Aerospace Group Holdings, Inc. 2023 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan was developed to motivate and reward employees and other individuals to perform at the highest level and contribute significantly to the success of the Company, thereby furthering the best interests of the Company and its shareholders. The Omnibus Plan provides, among other things, the ability for the Company to grant options, stock appreciation rights, restricted stock, RSUs, performance awards and other stock-based and cash-based awards to employees, consultants and non-employee directors.
The Omnibus Plan expires on January 23, 2033 and authorizes 15,099,137 shares of common stock for grant life of the Omnibus Plan. As of March 31, 2024, 4,513,130 shares of common stock remain available under the Omnibus Plan.
As of March 31, 2024, the Company has granted participants RSUs and bonuses paid in Common Stock under the Omnibus Plan. The fair value of RSUs is determined based on the quoted market price of the Common Stock on the date of grant. Compensation cost for the RSUs is recognized over the requisite service period based on a graded-vesting method. The Company accounts for forfeitures as they occur. Stock-based compensation is included in both Cost of revenues and Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. Upon vesting of each RSU, the Company will issue one share of Common Stock to the RSU holder.
Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets
Goodwill
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
When we elect to perform a qualitative assessment and conclude it is more likely that the fair value of the reporting unit is greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary. Otherwise, a quantitative assessment is performed, and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or the business climate that could affect the value of an asset or an adverse reaction. As of the October 1, 2023 annual goodwill impairment test, the Company’s qualitative analysis indicated the fair value of the Company’s reporting unit exceeded its carrying value. No goodwill impairment charges were recorded for the three months ended March 31, 2024 or 2023.

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
Property, Plant and Equipment, Net
Property, plant and equipment is stated at net book value, cost less depreciation. Depreciation for aircraft, engines and rotable parts is recorded over the estimated useful life based on flight hours. Depreciation for vehicles and equipment, buildings, and leasehold improvements is computed using the straight-line method over the estimated useful lives of the property, plant and equipment. Airplane hangars located on leased airport property are considered leasehold improvements with useful lives determined based on the estimated life of the underlying ground lease. Depreciable lives by asset category are as follows:

Estimated useful life
Aircraft, engines and rotable parts	1,500 –6,000 flight hours
Vehicles and equipment	3 – 5 years
Buildings	50 years
Leasehold improvements	27 – 29 years
Property, plant and equipment are reviewed for impairment as discussed above under “Long-Lived Assets.”
Cost Method Investments
We hold equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment, totaling $5.0 million as of March 31, 2024 and December 31, 2023.
Variable Interest Entities
We follow ASC 810-10-15 guidance with respect to accounting for VIEs. These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances. For the three months ended March 31, 2024 and 2023, Northern Fire Management Services, LLC, a VIE of which the Company was identified as the primary beneficiary, is consolidated into our financial statements. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
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

Warrant Liabilities
We account for the Warrants issued in connection with the Reverse Recapitalization in accordance with the guidance contained in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised. Refer to “Note 12 – Accrued Expenses and Other Liabilities” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
RECENT ACCOUNTING PRONOUNCEMENTS
For additional information regarding recent accounting pronouncements adopted and under evaluation, refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
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
We will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by our emerging growth company status may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2024 and the year ended December 31, 2023.
We will remain an “emerging growth company” under the JOBS Act until the earliest of (a) December 31, 2028, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the Securities and Exchange Commission with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report are not historical facts but are forward-looking statements, including for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “project,” “forecast,” “predict,” “poised,” “positioned,” “potential,” “seem,” “seek,” “future,” “outlook,” “target,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, (1) anticipated expansion of Bridger’s operations and increased deployment of Bridger’s aircraft fleet, including references to Bridger’s acquisition of and/or right to use the four Spanish Scoopers, including the expected closing timings thereof, the anticipated benefits therefrom, and the ultimate structure of such acquisitions and/or right to use arrangements; (2) Bridger’s business and growth plans and future financial performance; (3) current and future demand for aerial firefighting services, including the duration or severity of any domestic or international wildfire seasons; (4) the magnitude, timing, and benefits from any cost reduction actions; (5) Bridger’s exploration of, need for, or completion of any future financings, and (6) anticipated investments in additional aircraft, capital resources, and research and development and the effect of these investments. These statements are based on various assumptions and estimates, whether or not identified in this Quarterly Report, and on the current expectations of Bridger’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of Bridger. These forward-looking statements are subject to a number of risks and uncertainties, including: Bridger’s ability to identify and effectively implement any current or future anticipated cost reductions, including any resulting impacts to Bridger’s business and operations therefrom; the duration or severity of any domestic or international wildfire seasons; changes in domestic and foreign business, market, financial, political and legal conditions; Bridger’s failure to realize the anticipated benefits of any acquisitions; Bridger’s successful integration of any aircraft (including achievement of synergies and cost reductions); Bridger’s ability to successfully and timely develop, sell and expand its services, and otherwise implement its growth strategy; risks relating to Bridger’s operations and business, including information technology and cybersecurity risks, loss of requisite licenses, flight safety risks, loss of key customers and deterioration in relationships between Bridger and its employees; risks related to increased competition; risks relating to potential disruption of current plans, operations and infrastructure of Bridger, including as a result of the consummation of any acquisition; risks that Bridger is unable to secure or protect its intellectual property; risks that Bridger experiences difficulties managing its growth and expanding operations; Bridger's ability to compete with existing or new companies that could cause downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share; the ability to successfully select, execute or integrate future acquisitions into Bridger's business, which could result in material adverse effects to operations and financial conditions; and those factors discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in Bridger’s Annual Report filed with the U.S. Securities and Exchange Commission on March 20, 2024 and in this Quarterly Report. If any of these risks materialize or Bridger management's assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. The risks and uncertainties above are not exhaustive, and there may be additional risks that Bridger presently does not know or that Bridger currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect Bridger’s expectations, plans or forecasts of future events and views as of the date of this Quarterly Report. Bridger anticipates that subsequent events and developments will cause Bridger’s assessments to change. However, while Bridger may elect to update these forward-looking statements at some point in the future, Bridger specifically disclaims any obligation to do so. These forward-looking statements should not be relied upon as representing Bridger’s assessments as of any date subsequent to the date of this Quarterly Report. Accordingly, undue reliance should not be placed upon the forward-looking statements contained in this Quarterly Report.

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
•designing and following a formalized control plan related to IT general controls, including controls related to developing, implementing and managing access to and implementing financially significant systems within our IT environment; and
•engaging internal and external resources to assist with the design and evaluation of internal controls and the remediation of deficiencies, as necessary.
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
Although we plan to complete this remediation process as quickly as possible, we are unable, at this time, to estimate how long it will take and our efforts may not be successful in remediating the identified material weaknesses. In addition, even if we are successful in strengthening our controls and procedures, we can give no assurances that in the future such controls and procedures will be adequate to prevent or identify errors or irregularities or to facilitate the fair preparation and presentation of our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses described below.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is involved in legal proceedings and litigation in the ordinary course of business. Other than routine litigation incidental to the Company’s business, there are no material pending legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.
ITEM 1A. RISK FACTORS.
Except as detailed below, there have been no material changes in the Company’s risk factors from those discussed in our Annual Report on Form 10-K filed with the SEC on March 20, 2024, which are incorporated herein by reference.
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
We completed municipal bond financings in July 2022 and August 2022 that raised gross proceeds in the aggregate of $160.0 million. As of March 31, 2024, we had $210.6 million of total debt outstanding. In connection with such bond financings, we have entered into various loan agreements, which contain certain financial covenants, that require, among other things, that we operate in a manner and to the extent permitted by applicable law, to produce sufficient gross revenues so as to be at all relevant times in compliance with the terms of such covenants, including that we maintain (i) beginning with the fiscal quarter ending December 31, 2023, a minimum debt service coverage ratio (generally calculated as the aggregate amount of our total gross revenues, minus operating expenses, plus interest, depreciation and amortization expense, for any period, over our maximum annual debt service requirements, as determined under such loan agreement) that exceeds 1.25x and (ii) beginning with the fiscal quarter ending September 30, 2022, a minimum liquidity of not less than $8.0 million in the form of unrestricted cash and cash equivalents, plus liquid investments and unrestricted marketable securities at all times.
Subject to the terms of the loan agreements, in the event we are unable to comply with the terms of the financial covenants, we may be required (among other potential remedial actions) to engage an independent consultant to review, analyze and make recommendations with respect to our operations or in some instances, this could result in an event of default and/or the acceleration of our debt obligations under the loan agreements. In addition, the acceleration of our debt obligations may in some instances (as set forth in the Amended and Restated Certificate of Incorporation (our “Amended and Restated Charter”)) result in an increase in the dividend rate of the shares of Preferred Stock that have the rights, powers, designations, preferences, and qualification, limitations and restrictions set forth in Section 4.5 of the Amended and Restated Charter (“Series A Preferred Stock”) of 2.00% per annum from the dividend rate otherwise in effect with respect to the Series A Preferred Stock.
The Company is not in compliance with the debt service coverage ratio (“DSCR”) covenant as of March 31, 2024 and management anticipates the Company will continue to not be in compliance with the DSCR covenant at future quarterly measurement periods in the next 12 months, primarily attributable to the seasonal nature of our business and a less intense 2023 wildfire season. In addition, the Company is not in compliance with the $8.0 million minimum liquidity requirement as of March 31, 2024 and management anticipates that it may not be in compliance with the minimum liquidity requirement at future quarterly measurement periods in the next 12 months depending on the cash generated from its seasonal firefighting operations in 2024.
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
As further described under the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness,” we have also entered into various term loan agreements and other long-term debt to fund the purchase of additional aircraft and finance the construction of aircraft hangars. Under the terms of such agreements, we are subject to certain financial covenants including, a DSCR, current assets to liabilities and senior leverage ratios requirements, respectively, under the agreements of our credit facilities with Rocky Mountain Bank. The Company is in compliance with such financial covenants as of March 31, 2024. However, no assurance can be provided that we will be able to satisfy such financial covenants in future periods or that we will be able to obtain a waiver from our lenders in the event of non-compliance. A breach of any of these covenants or the occurrence of other events specified in the agreements or related debt documents could result in an event of default under the same and give rise to the lenders’ right to accelerate our debt obligations thereunder and pursue other remedial actions under our credit facilities and/or trigger a cross-default under our other debt agreements, including our Series 2022 Bonds.
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
ITEM 5. OTHER INFORMATION.
During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

On May 8, 2024, the Company entered into an Amended and Restated Management Services Agreement (the “A&R Agreement”) by and between, inter alia, the Company, Albacete Aero, S.L.U. (“Albacete”), a wholly-owned subsidiary of the Company, and MAB Funding Designated Activity Company (“MAB”), a wholly-owned subsidiary of MAB Funding, LLC, which amended and restated in its entirety its November 17, 2023 Management Services Agreement with MAB Funding, LLC. Pursuant to the A&R Agreement, an affiliate of MAB agreed to fund certain value added taxes (“VAT”), which are indemnifiable by the Company, and to pursue a refund (if available) for such VAT. Such VAT (to the extent not refunded) is subject to repayment by the Company pursuant to the terms of the A&R Agreement, and shall also accrue interest at the rate of 15% per annum, compounded monthly, during the period between the time that the VAT is funded and the time that it is refunded (unless the Company exceeds certain operational budgets set forth in the A&R Agreement, in which case the interest rate will increase to 22.8% per annum). Additionally, the A&R Agreement provides that the Company will provide certain financial information and access to MAB regarding the operations of the Company, and that Albacete is authorized to perform return-to-service work on the aircraft subject to the A&R Agreement.

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

10.1
First Amendment to Services Agreement, dated January 18, 2024, by and between Bridger Aerospace Group Holdings, Inc. and Bridger Aerospace Europe, S.L.U.. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024).

10.2
Sales Agreement, dated as of January 26, 2024, by and among Bridger Aerospace Group Holdings, Inc., Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-276721) filed with the SEC on January 26, 2024).

10.3*++	Second Amendment to Services Agreement, dated May 8, 2024, by and between Bridger Aerospace Group Holdings, Inc. and Bridger Aerospace Europe, S.L.U..

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
++    Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 14, 2024

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

	By:	/s/ Timothy Sheehy
	Name:	Timothy Sheehy
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Eric Gerratt
	Name:	Eric Gerratt
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)