Form 10-K/A
period 2023-12-31
Bridger Aerospace Group Holdings, Inc.
filed 2024-07-12
CIK 1941536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K/A
Amendment No. 1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates on June 30, 2023, was approximately $38.3 million.
As of July 10, 2024, there were 53,157,874 shares of Common Stock, $0.0001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholder, filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

EXPLANATORY NOTE
General
Bridger Aerospace Group Holdings, Inc’s (“Bridger” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend and restate certain financial information and related footnote disclosures in the Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2024 (the “Original Filing”).
In filing this Amendment, the Company is restating its previously issued audited consolidated financial statements as of and for the year ended December 31, 2023 as well as unaudited interim financial statements included in the Company’s Quarterly Reports on Forms 10-Q as of and for the quarterly periods ended September 30, 2023, June 30, 2023 and March 31, 2023 (collectively, the “Previously Issued Consolidated Financial Statements”). All material restatement information is included in this Amendment, and we do not intend to separately amend other filings that we have previously filed with the SEC.
Background of Restatement
On June 25, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, based on the recommendation of Bridger’s management, and after consultation with the Company’s independent registered public accounting firm and third party advisory accounting firm, concluded that the Company’s previously issued audited consolidated financial statements as of and for the year ended December 31, 2023 and its previously issued unaudited interim condensed consolidated financial statements for each of the first three quarters in the year ended December 31, 2023 (collectively, the “Affected Financials”) had a material misstatement in the presentation of diluted EPS and, accordingly, should no longer be relied upon. Similarly, related reports filed with the Securities Exchange Commission, earnings releases, press releases, shareholder communications, investor presentations or other communications describing relevant portions of the Affected Financials should no longer be relied upon.
During the preparation of the Company’s response to the SEC comment letter dated May 29, 2024, Bridger’s management identified an error in each of the Affected Financials resulting from a miscalculation of Net income (loss) attributable to Common stockholders - diluted (the “numerator”) used in the determination of Net income (loss) per Common Stock - diluted (“diluted EPS”) and a difference in the Weighted average Common Stock outstanding – diluted (the “denominator”) used in the determination of the shares outstanding for diluted EPS for the three months ended March 31, 2023, the six months ended June 30, 2023, the three and nine months ended September 30, 2023, and the year ended December 31, 2023. The error resulted in an overstatement of diluted EPS in each of the Affected Financials.
Refer to “Note 25 – Restatement of Previously Issued Consolidated Financial Statements” of “Part II - Item 8. Financial Statements and Supplementary Data” for additional information.
Internal Control Considerations
Due to discovery of the error, Bridger’s management re-evaluated the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of December 31, 2023 and believes the error relates to and is the result of a previously identified and reported material weakness for properly accounting for complex transactions within our financial statement closing and reporting process, including the calculation and presentation and disclosure of diluted earnings per share amounts and merger and acquisition activity. This material weakness was originally discussed in the Original Filing. For a discussion of Bridger’s management’s consideration of disclosure controls and procedures, internal controls over financial reporting and the material weaknesses identified, see “Part II - Item 9A. Controls and Procedures” of this Amendment.
Items Amended in this Amendment
This Amendment amends and restates the following items included in the Original Filing as appropriate to reflect the restatement of the relevant periods:
•Part I – Item 1A. Risk Factors;
•Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•Part II – Item 8. Financial Statements and Supplementary Data;
•Part II – Item 9A. Controls and Procedures; and
•Part IV – Item 15. Exhibits and Financial Statement Schedules.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment. This Amendment also contains a report of Crowe LLP on the Company’s restated audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and a consent of Crowe LLP.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Amendment does not reflect events occurring after the Original Filing and does not modify or update the disclosures therein, except to reflect the effects of the restatement. Accordingly, forward-looking statements included in this Amendment may represent Bridger management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Company’s other filings with the SEC subsequent to the filing of the Original Filing.

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

PART I
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
The following risk factors and other information included in this Amendment should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occur, our stock price, business, operating results and financial condition could be materially adversely affected and the market price of our securities could decline, causing our equityholders to lose all or a portion of their investment.
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
Our fleet is comprised mainly of CL-415EAF aircraft, which is currently limited in supply (see the section of this Amendment entitled “Risk Factors — There is a limited supply of new CL-415EAF aircraft to purchase, and an inability to purchase additional CL-415EAF aircraft could impede our ability to increase our revenue and net income.”). Furthermore, regulations or restrictions that cause us to ground the fleet after a safety or maintenance event, whether or not in connection with us or our services, have the potential to significantly affect our ability to carry out our operations and generate revenue. A similar incident could also damage our reputation or the perception of safety or efficacy of the CL-415EAF in fighting wildfires, which could negatively impact our business and results of operations.
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
As further described under the section of this Amendment entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”, we have also entered into various term loan agreements and other long-term debt to fund the purchase of additional aircraft and finance the construction of aircraft hangars. Under the terms of such agreements, we are subject to certain financial covenants including, a debt service coverage ratio, current assets to liabilities ratio and senior leverage ratio. As of December 31, 2021 and September 30, 2022, we were in violation of the current assets to liabilities and senior leverage ratios requirements, respectively, under the agreements of our credit facilities with Rocky Mountain Bank. On both occasions, Rocky Mountain Bank agreed to waive the violation of such covenants and not enforce its rights and remedies from the resulting events of default under such credit facilities. Additionally, we were considered in violation of a senior leverage ratio requirement as of June 30, 2023. The calculation for this Rocky Mountain Bank covenant based on quarterly financials is a violation for only June 30, 2023. The acceleration of the obligation has been waived for such quarter. The Company is in compliance with such financial covenants as of December 31, 2023. However, no assurance can be provided that we will be able to satisfy such financial covenants in future periods or that we will be able to obtain a waiver from our lenders in the event of non-compliance. A breach of any of these covenants or the occurrence of other events specified in the agreements or related debt documents could result in an event of default under the same and give rise to the lenders’ right to accelerate our debt obligations thereunder and pursue other remedial actions under our credit facilities and/or trigger a cross-default under our other debt agreements, including our Series 2022 Bonds.
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
As of the date of the Original Filing, we are not aware of any conflicts between the shareholders of the VIE and us. However, the shareholders of the VIE may have actual or potential conflicts of interest with us in the future. These shareholders may refuse to sign or breach, or cause the VIE to breach, or refuse to renew, the existing contractual arrangements we have with them and the VIE, which would have a material adverse effect on our ability to effectively control the VIE and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with the VIE to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor. Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our company. If we cannot resolve any conflict of interest or dispute between us and these shareholders, we would have to rely on legal proceedings to enforce such arrangements, which could result in disruption of our business, require us to incur substantial costs and expend additional resources, and subject us to substantial uncertainty as to the outcome of any such legal proceedings.
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
We have identified material weaknesses in our internal control over financial reporting, which we are in the process of, and are focused on, remediating. The first material weakness is related to properly accounting for complex transactions within our financial statement closing and reporting process, including the calculation and related presentation and disclosure of diluted earnings per share amounts and merger and acquisition activity. The second material weakness arises from our failure to design and maintain effective IT general controls over the IT systems used within the processing of key financial transactions. Specifically, we did not design and maintain user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel. Within the same material weakness, we have also failed to maintain adequate documentation around the process of implementing new software solutions. Lastly, we identified a third material weakness in our internal control over financial reporting related to the period-end account reconciliation and financial statement review controls which did not operate within a sufficient level of precision.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We will base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in the section of this Amendment entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include: (a) excess and aging aircraft support parts reserves, (b) allowance for doubtful accounts, (c) useful lives of property, plant and equipment, net (d) allocation of the purchase price to the fair value of assets acquired and liabilities assumed, (e) impairment of long-lived assets, goodwill and other intangible assets, (f) disclosure of fair value of financial instruments, (g) variable interest entities, (h) accounting for Series A Preferred Stock, (i) revenue recognition, (j) estimates and assumptions made in determining the carrying values of goodwill, other intangible assets, and contingent consideration, (k) incentive units and (l) the 17,250,000 warrants to purchase a share of Common Stock at an exercise price of $11.50 per share, which were issued in exchange for the 17,250,000 JCIC warrants originally issued as part of the units JCIC issued in the JCIC initial public offering (“Public Warrants”) and the 9,400,000 warrants to purchase a share of Common Stock at an exercise price of $11.50 per share, which were issued in exchange for 9,400,000 JCIC warrants (“Private Placement Warrants”) originally purchased in a private placement by JCIC Sponsor LLC, a Cayman Islands exempted limited partnership (“JCIC Sponsor”). Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Common Stock.
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
Outstanding Warrants to purchase an aggregate of 26,649,874 shares of our Common Stock became exercisable in accordance with the terms of the Warrant Agreement (as defined below) governing those securities. These Warrants became exercisable commencing on February 23, 2023. The exercise price of these Warrants is $11.50 per share, subject to certain potential future adjustments. To the extent such Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to our holders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that the Warrants may be exercised could adversely affect the market price of our Common Stock. The price of our Common Stock may remain below $11.50 until expiration of the Warrant exercise period and as such, the Warrants may expire worthless. See the section of this Amendment entitled “Risk Factors—The price of our Common Stock may remain below $11.50 until expiration of the Warrant exercise period, and the Warrants may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 65% of (i) the then-outstanding Public Warrants and/or (ii) the then-outstanding Private Placement Warrants, as applicable, approve of such amendment.”
The price of our Common Stock may remain below $11.50 until expiration of the Warrant exercise period, and the Warrants may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 65% of (i) the then-outstanding Public Warrants and/or (ii) the then-outstanding Private Placement Warrants, as applicable, approve of such amendment.
As of the date of the Original Filing, the exercise price for our Warrants is $11.50 per share of Common Stock. On March 15, 2024, the closing price of our Common Stock on Nasdaq was $4.92 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and our Warrant Holders are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any proceeds from the exercise of Warrants to fund our operations.
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

PART II
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
We have identified material weaknesses in our internal control over financial reporting, which we are in the process of, and are focused on, remediating. The first material weakness is related to properly accounting for complex transactions within our financial statement closing and reporting process, including the calculation and related presentation and disclosure of diluted earnings per share amounts and merger and acquisition activity. The second material weakness arises from our failure to design and maintain effective IT general controls over the IT systems used within the processing of key financial transactions. Specifically, we did not design and maintain user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel. Within the same material weakness, we have also failed to maintain adequate documentation around the process of implementing new software solutions. Lastly, we identified a third material weakness in our internal control over financial reporting related to the period-end account reconciliation and financial statement review controls which did not operate within a sufficient level of precision.
We have begun the process of, and are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses, including:
•the recruitment of additional personnel with extensive knowledge of GAAP, implementation of software to facilitate the accumulation and review of our financial information, and utilization of third party consultants and specialists to supplement our internal resources, and assist with the accounting and review of complex transactions, accounting matters, and related presentation and disclosure, as well as implementing processes and controls to segregate key functions within our finance systems, as appropriate;

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
Explanatory Paragraph – Restatement
As discussed in Note 25 to the financial statements, the 2023 financial statements have been restated to correct a misstatement.
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
Atlanta, Georgia
March 20, 2024 (July 12, 2024 as to the effects of the restatement discussed in Note 25)

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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the years ended December 31,
	2023 (As Restated)	2022
Revenues[1]	$66,708	$46,388
Cost of revenues:
Flight operations[2]	24,412	18,762
Maintenance	16,928	15,124
Total cost of revenues	41,340	33,886
Gross income	25,368	12,502
Selling, general and administrative expense	82,863	35,128
Operating loss	(57,495)	(22,626)
Interest expense[3]	(23,218)	(20,020)
Other income	3,053	521
Loss before income taxes	(77,660)	(42,125)
Income tax benefit	302	—
Net loss	$(77,358)	$(42,125)
Series A Preferred Stock—adjustment for deemed dividend upon Closing	(48,300)	—
Series A Preferred Stock—adjustment to eliminate 50% multiplier	156,363	—
Series A Preferred Stock—adjustment to maximum redemptions value	(22,181)	—
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—	(85,663)
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	—	(202,689)
Net income (loss) attributable to Common stockholders - basic	$8,524	$(330,477)
Change in fair value of embedded derivative	155	—
Dilutive adjustments to Net income (loss) attributable to Common stockholders - basic	(85,882)	—
Net loss attributable to Common stockholders - diluted	$(77,203)	$(330,477)
Net income (loss) per share - basic	$0.19	$(8.20)
Net loss per share - diluted	$(1.00)	$(8.20)
Weighted average Common Stock outstanding – basic	45,269,201	40,287,478
Weighted average Common Stock outstanding – diluted	77,527,381	40,287,478
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
NOTE 23 – EARNINGS (LOSS) PER SHARE (RESTATED)
Earnings (loss) per share of Common Stock is calculated in accordance with ASC 260, Earnings per share (“ASC 260”). Earnings (loss) per share – Basic is calculated by dividing net income (loss) attributable to Common Stockholders by the weighted-average shares of Common Stock outstanding.
Earnings (loss) per share – Diluted is based on the weighted average number of shares of Common Stock used for the Earnings (loss) per share - Basic calculation, adjusted for the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. Earnings (loss) attributable to Common Stockholders – Basic and Loss attributable to Common Stockholders - Diluted are adjusted for the impact of changes in the fair value of the Public Warrants and Private Placement Warrants, to the extent they are dilutive.
Earnings (loss) per share calculations for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization. Subsequent to the Closing, earnings (loss) per share is calculated based on the weighted average number of Common Stock outstanding.
The following table sets forth the computation of the Company’s earnings (loss) per share:

	For the years ended December 31,
($s in thousands, except per share amounts)	2023 (As Restated)	2022
Net loss	$(77,358)	$(42,125)
Adjustments to Net loss:
Series A Preferred Stock—adjustment for deemed dividend upon Closing	(48,300)	—
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—	(85,663)
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	—	(202,689)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	156,363	—
Series A Preferred Stock—adjustment to maximum redemptions value	(22,181)	—
Net income (loss) attributable to Common stockholders – basic	$8,524	$(330,477)
Change in fair value of embedded derivative	155	—
Dilutive adjustments to Net income (loss) attributable to Common stockholders - basic	(85,882)	—
Loss attributable to Common stockholders - diluted	$(77,203)	$(330,477)

Weighted average Common Stock outstanding - basic	45,269,201	40,287,478
Weighted average effect of dilutive securities:
Series A Preferred Stock	32,258,180	—
Weighted average Common Stock outstanding - diluted	77,527,381	40,287,478

Earnings (loss) per share - Basic	$0.19	$(8.20)
Loss per share - Diluted	$(1.00)	$(8.20)

The following table summarizes the potentially dilutive common shares that were excluded from diluted Earnings (loss) per share - Diluted computations because the effect would have been anti-dilutive:

	For the years ended December 31,
	2023 (As Restated)	2022
Legacy Bridger Series C Preferred Shares	—	25,611,505
Unvested Restricted Stock Units	6,624,459	—
Public Warrants	17,249,874	—
Private Placement Warrants	9,400,000	—
Unvested Legacy Bridger Incentive Units	40,404	242,424
Sponsor Earnout Shares	855,000	—
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
NOTE 25 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s response to the SEC comment letter dated May 29, 2024, the Company identified errors resulting from a miscalculation of Net income (loss) attributable to Common stockholders - diluted (the “numerator”) used in the determination of Net income (loss) per Common Stock - diluted (“diluted EPS”) and a difference in the Weighted average Common Stock outstanding – diluted (the “denominator”) used in the determination of the shares outstanding for diluted EPS for (i) the three months ended March 31, 2023, (ii) the six months ended June 30, 2023, (iii) the three and nine months ended September 30, 2023, and (iv) the year ended December 31, 2023.
The Company determined the error is material to the audited consolidated financial statements as of and for the year ended December 31, 2023, as well as unaudited interim financial statements included in the Company’s Quarterly Reports on Form 10-Q as of and for the quarterly periods ended September 30, 2023, June 30, 2023, and March 31, 2023. Accordingly, the Company has restated its Consolidated Statements of Operations and Notes to the Consolidated Financial Statements relating to “Earnings (Loss) Per Share” for (i) the three months ended March 31, 2023 (Note 20 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023), (ii) the six months ended June 30, 2023 (Note 20 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023), (iii) the three and nine months ended September 30, 2023 (Note 22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023), and (iv) the year ended December 31, 2023 (Note 23 of the Original Filing).
The impact of the correction of the misstatements for the year ended December 31, 2023 is summarized in the tables below.

Corrected Consolidated Statements of Operations for the year ended December 31, 2023

	For the year ended December 31, 2023
($s in thousands, except per share amounts)	As Reported		Adjustment	As Restated
Revenues	$66,708		$—	$66,708
Cost of revenues:
Flight operations	24,412		—	24,412
Maintenance	16,928		—	16,928
Total cost of revenues	41,340	41,340,000	—	41,340
Gross income	25,368		—	25,368
Selling, general and administrative expense	82,863		—	82,863
Operating loss	(57,495)		—	(57,495)
Interest expense	(23,218)		—	(23,218)
Other income	3,053		—	3,053
Loss before income taxes	(77,660)		—	(77,660)
Income tax benefit	302		—	302
Net loss	$(77,358)		$—	$(77,358)
Series A Preferred Stock—adjustment for deemed dividend upon Closing	(48,300)		—	(48,300)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	156,363		—	156,363
Series A Preferred Stock—adjustment to maximum redemptions value	(22,181)		—	(22,181)
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—		—	—
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	—		—	—
Net income attributable to Common stockholders - basic	$8,524		$—	$8,524
Change in fair value of embedded derivative	—		155	155
Dilutive adjustments to Net income attributable to Common stockholders - basic	—		(85,882)	(85,882)
Net income (loss) attributable to Common stockholders - diluted	$8,524		$(85,727)	$(77,203)
Net income per Common Stock - basic	$0.19		$—	0.19
Net income (loss) per Common Stock - diluted	$0.11		$(1.11)	(1.00)
Weighted average Common Stock outstanding – basic	45,269,201		—	45,269,201
Weighted average Common Stock outstanding – diluted	78,908,017		(1,380,636)	77,527,381

Corrected Earnings (Loss) Per Share Footnote, Note 23 for the year ended December 31, 2023
The following table sets forth the computation of the Company’s earnings (loss) per share:

	For the year ended December 31, 2023
($s in thousands, except per share amounts)	As Reported		Adjustment	As Restated
Net loss	$(77,358)		$—	$(77,358)
Adjustments to Net loss:
Series A Preferred Stock—adjustment for deemed dividend upon Closing	(48,300)		—	(48,300)
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—		—	—
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	—	—	—	—
Series A Preferred Stock—adjustment to eliminate 50% multiplier	156,363		—	156,363
Series A Preferred Stock—adjustment to maximum redemptions value	(22,181)		—	(22,181)
Net income attributable to Common stockholders – basic	$8,524		$—	$8,524
Change in fair value of embedded derivative	—		155	155
Dilutive adjustments to Net income attributable to Common stockholders - basic	—		(85,882)	(85,882)
Net income (loss) attributable to Common stockholders - diluted	$8,524		$(85,727)	$(77,203)

Weighted average Common Stock outstanding - basic	45,269,201		—	45,269,201
Weighted average effect of dilutive securities:
Series A Preferred Stock	32,258,180		—	32,258,180
Unvested Restricted Stock Units	540,713		(540,713)	—
Unvested Legacy Bridger Incentive Units	38,800		(38,800)	—
Sponsor Earnout Shares	801,123		(801,123)	—
Weighted average Common Stock outstanding - diluted	78,908,017		(1,380,636)	77,527,381

Net income per share - basic	$0.19		$—	$0.19
Net income (loss) per share - diluted	$0.11		$(1.11)	$(1.00)
The following table summarizes the potentially dilutive common shares that were excluded from Net income (loss) per share - diluted computations because the effect would have been anti-dilutive:

	For the year ended December 31, 2023
	As Reported	Adjustment	As Restated
Unvested Restricted Stock Units	—	6,624,459	6,624,459
Public Warrants	17,249,874	—	17,249,874
Private Placement Warrants	9,400,000	—	9,400,000
Unvested Legacy Bridger Incentive Units	—	40,404	40,404
Sponsor Earnout Shares	—	855,000	855,000
Restatement of Interim Financial Information (Unaudited)
The impact of the correction of the misstatements for (i) the three months ended March 31, 2023, (ii) the six months ended June 30, 2023, and (iii) the three and nine months ended September 30, 2023 is summarized below.

Corrected Consolidated Statement of Operations for the three months ended March 31, 2023

	For the three months ended March 31, 2023
(in $s, except per share amounts)	As Reported		Adjustment	As Restated
Revenues	$365,373		$—	$365,373
Cost of revenues:
Flight operations	3,733,261		—	3,733,261
Maintenance	3,515,451		—	3,515,451
Total cost of revenues	7,248,712	7,248,712	—	7,248,712
Gross income	(6,883,339)		—	(6,883,339)
Selling, general and administrative expense	33,228,491		—	33,228,491
Operating loss	(40,111,830)		—	(40,111,830)
Interest expense	(5,664,545)		—	(5,664,545)
Other income	1,091,437		—	1,091,437
Net loss	$(44,684,938)		$—	$(44,684,938)
Series A Preferred Stock—adjustment for deemed dividend upon Closing	(48,300,000)		—	(48,300,000)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	156,362,597		—	156,362,597
Series A Preferred Stock—adjustment to maximum redemptions value	(4,274,439)		—	(4,274,439)
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—		—	—
Earnings attributable to Common stockholders - basic	$59,103,220		$—	$59,103,220
Change in fair value of embedded derivative	—		345,585	345,585
Dilutive adjustments to Earnings attributable to Common stockholders - basic	—		(103,788,158)	(103,788,158)
Earnings (loss) attributable to Common stockholders - diluted	$59,103,220		$(103,442,573)	$(44,339,353)
Earnings per share - basic	$1.36		$—	1.36
Earnings (loss) per share - diluted	$0.79		$(1.39)	(0.60)
Weighted average Common Stock outstanding – basic	43,488,468		—	43,488,468
Weighted average Common Stock outstanding – diluted	74,986,752		(873,783)	74,112,969

Corrected Earnings (Loss) Per Share Footnote, Note 20 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, for the three months ended March 31, 2023

	For the three months ended March 31, 2023
(in $s, except per share amounts)	As Reported	Adjustment	As Restated
Net loss	$(44,684,938)	$—	$(44,684,938)
Adjustments to Net loss:
Series A Preferred Stock—adjustment for deemed dividend upon Closing	(48,300,000)	—	(48,300,000)
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—	—	—
Series A Preferred Stock—adjustment to eliminate 50% multiplier	156,362,597	—	156,362,597
Series A Preferred Stock—adjustment to maximum redemptions value	(4,274,439)	—	(4,274,439)
Earnings attributable to Common Stockholders – basic	$59,103,220	$—	$59,103,220
Change in fair value of embedded derivative	—	345,585	345,585
Dilutive adjustments to Earnings attributable to Common stockholders - basic	—	(103,788,158)	(103,788,158)
Earnings (loss) attributable to Common stockholders - diluted	$59,103,220	$(103,442,573)	$(44,339,353)

Weighted average Common Stock outstanding - basic	43,488,468	—	43,488,468
Weighted average effect of dilutive securities:
Series A Preferred Stock	30,624,501	—	30,624,501
Unvested Legacy Bridger Incentive Units	237,283	(237,283)	—
Sponsor Earnout Shares	636,500	(636,500)	—
Weighted average Common Stock outstanding - diluted	74,986,752	(873,783)	74,112,969

Earnings per share - basic	$1.36	$—	$1.36
Earnings (loss) per share - diluted	$0.79	$(1.39)	$(0.60)
The following table summarizes the potentially dilutive common shares that were excluded from Earnings (loss) per share - diluted computations because the effect would have been anti-dilutive:

	For the three months ended March 31, 2023
	As Reported	Adjustment	As Restated
Unvested Restricted Stock Units	4,181,142	(5,059)	4,176,083
Public Warrants	17,250,000	—	17,250,000
Private Placement Warrants	9,400,000	—	9,400,000
Unvested Legacy Bridger Incentive Units	—	242,424	242,424
Sponsor Earnout Shares	—	855,000	855,000

Corrected Consolidated Statement of Operations for the six months ended June 30, 2023

	For the six months ended June 30, 2023
(in $s, except per share amounts)	As Reported		Adjustment	As Restated
Revenues	$11,980,653		$—	$11,980,653
Cost of revenues:
Flight operations	10,032,383		—	10,032,383
Maintenance	7,726,427		—	7,726,427
Total cost of revenues	17,758,810	17,758,810	—	17,758,810
Gross income	(5,778,157)		—	(5,778,157)
Selling, general and administrative expense	48,416,299		—	48,416,299
Operating loss	(54,194,456)		—	(54,194,456)
Interest expense	(11,205,412)		—	(11,205,412)
Other income	1,693,328		—	1,693,328
Net loss	$(63,706,540)		$—	$(63,706,540)
Series A Preferred Stock—adjustment for deemed dividend upon Closing	(48,300,000)		—	(48,300,000)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	156,362,598		—	156,362,598
Series A Preferred Stock—adjustment to maximum redemptions value	(10,080,022)		—	(10,080,022)
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—		—	—
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	—		—	—
Earnings attributable to Common stockholders - basic	$34,276,036		$—	$34,276,036
Change in fair value of embedded derivative	—		224,080	224,080
Dilutive adjustments to Earnings attributable to Common stockholders - basic	—		(97,982,576)	(97,982,576)
Earnings (loss) attributable to Common stockholders - diluted	$34,276,036		$(97,758,496)	$(63,482,460)
Earnings per share - basic	$0.77		$—	0.77
Earnings (loss) per share - diluted	$0.44		$(1.28)	(0.84)
Weighted average Common Stock outstanding – basic	44,443,930		—	44,443,930
Weighted average Common Stock outstanding – diluted	77,199,129		(1,596,237)	75,602,892

Corrected Earnings (Loss) Per Share Footnote, Note 20 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, for the six months ended June 30, 2023

	For the six months ended June 30, 2023
(in $s, except per share amounts)	As Reported		Adjustment	As Restated
Net loss	$(63,706,540)		$—	$(63,706,540)
Adjustments to Net loss:
Series A Preferred Stock—adjustment for deemed dividend upon Closing	(48,300,000)		—	(48,300,000)
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—		—	—
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	—	—	—	—
Series A Preferred Stock—adjustment to eliminate 50% multiplier	156,362,598		—	156,362,598
Series A Preferred Stock—adjustment to maximum redemptions value	(10,080,022)		—	(10,080,022)
Earnings attributable to Common stockholders – basic	$34,276,036		$—	$34,276,036
Change in fair value of embedded derivative	—		224,080	224,080
Dilutive adjustments to Earnings attributable to Common stockholders - basic	—		(97,982,576)	(97,982,576)
Earnings (loss) attributable to Common stockholders - diluted	$34,276,036		$(97,758,496)	$(63,482,460)

Weighted average Common Stock outstanding - basic	44,443,930		—	44,443,930
Weighted average effect of dilutive securities:
Series A Preferred Stock	31,158,962		—	31,158,962
Unvested Restricted Stock Units	612,940		(612,940)	—
Unvested Legacy Bridger Incentive Units	236,944		(236,944)	—
Sponsor Earnout Shares	746,353		(746,353)	—
Weighted average Common Stock outstanding - diluted	77,199,129		(1,596,237)	75,602,892

Earnings per share - basic	$0.77		$—	$0.77
Earnings (loss) per share - diluted	$0.44		$(1.28)	$(0.84)
The following table summarizes the potentially dilutive common shares that were excluded from Earnings (loss) per share - diluted computations because the effect would have been anti-dilutive:

	For the six months ended June 30, 2023
	As Reported	Adjustment	As Restated
Unvested Restricted Stock Units	—	6,426,310	6,426,310
Public Warrants	17,250,000	—	17,250,000
Private Placement Warrants	9,400,000	—	9,400,000
Unvested Legacy Bridger Incentive Units	—	242,424	242,424
Sponsor Earnout Shares	—	855,000	855,000

For the three months ended June 30, 2023, the 315,789 shares of Series A Preferred Stock were excluded from the Earnings (loss) per share - diluted computations because the effect would have been anti-dilutive. The 315,789 shares of Series A Preferred Stock are convertible into 31,158,962 shares of Common Stock.
Corrected Consolidated Statement of Operations for the three and nine months ended September 30, 2023

	For the three months ended September 30, 2023
(in $s, except per share amounts)	As Reported		Adjustment	As Restated
Revenues	$53,619,117		$—	$53,619,117
Cost of revenues:
Flight operations	9,673,769		—	9,673,769
Maintenance	5,534,423		—	5,534,423
Total cost of revenues	15,208,192	15,208,192	—	15,208,192
Gross income	38,410,925		—	38,410,925
Selling, general and administrative expense	15,826,474		—	15,826,474
Operating income	22,584,451		—	22,584,451
Interest expense	(5,970,547)		—	(5,970,547)
Other income	559,992		—	559,992
Income before income taxes	$17,173,896		$—	$17,173,896
Income tax benefit	314,080		—	314,080
Net income	$17,487,976		$—	$17,487,976
Series A Preferred Stock—adjustment for deemed dividend upon Closing	—		—	—
Series A Preferred Stock—adjustment to eliminate 50% multiplier	—		—	—
Series A Preferred Stock—adjustment to maximum redemptions value	(6,048,025)		—	(6,048,025)
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—		—	—
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	—		—	—
Earnings attributable to Common stockholders - basic	$11,439,951		$—	$11,439,951
Change in fair value of embedded derivative	—		(178,702)	(178,702)
Dilutive adjustments to Earnings attributable to Common stockholders - basic	—		6,048,025	6,048,025
Earnings attributable to Common stockholders - diluted	$11,439,951		$5,869,323	$17,309,274
Earnings per share - basic	$0.25		$—	0.25
Earnings per share - diluted	$0.15		$0.07	0.22
Weighted average Common Stock outstanding – basic	45,905,962		—	45,905,962
Weighted average Common Stock outstanding – diluted	78,895,759		581,997	79,477,756

	For the nine months ended September 30, 2023
(in $s, except per share amounts)	As Reported		Adjustment	As Restated
Revenues	$65,599,770		$—	$65,599,770
Cost of revenues:
Flight operations	19,706,152		—	19,706,152
Maintenance	13,260,850		—	13,260,850
Total cost of revenues	32,967,002	32,967,002	—	32,967,002
Gross income	32,632,768		—	32,632,768
Selling, general and administrative expense	64,242,773		—	64,242,773
Operating loss	(31,610,005)		—	(31,610,005)
Interest expense	(17,175,959)		—	(17,175,959)
Other income	2,253,320		—	2,253,320
Loss before income taxes	$(46,532,644)		$—	$(46,532,644)
Income tax benefit	314,080		—	314,080
Net loss	$(46,218,564)		$—	$(46,218,564)
Series A Preferred Stock—adjustment for deemed dividend upon Closing	(48,300,000)		—	(48,300,000)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	156,362,598		—	156,362,598
Series A Preferred Stock—adjustment to maximum redemptions value	(16,128,047)		—	(16,128,047)
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—		—	—
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	—		—	—
Earnings attributable to Common stockholders - basic	$45,715,987		$—	$45,715,987
Change in fair value of embedded derivative	—		45,378	45,378
Dilutive adjustments to Earnings attributable to Common stockholders - basic	—		(91,934,550)	(91,934,550)
Earnings (loss) attributable to Common stockholders - diluted	$45,715,987		$(91,889,172)	$(46,173,185)
Earnings per share - basic	$1.02		$—	1.02
Earnings (loss) per share - diluted	$0.59		$(1.19)	(0.60)
Weighted average Common Stock outstanding – basic	44,936,629		—	44,936,629
Weighted average Common Stock outstanding – diluted	77,903,350		(1,258,812)	76,644,538

Corrected Earnings (Loss) Per Share Footnote, Note 22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, for the three and nine months ended September 30, 2023

	For the three months ended September 30, 2023
(in $s, except per share amounts)	As Reported		Adjustment	As Restated
Net income	$17,487,976		$—	$17,487,976
Adjustments to Net income:
Series A Preferred Stock—adjustment for deemed dividend upon Closing	—		—	—
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—		—	—
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	—	—	—	—
Series A Preferred Stock—adjustment to eliminate 50% multiplier	—		—	—
Series A Preferred Stock—adjustment to maximum redemptions value	(6,048,025)		—	(6,048,025)
Earnings attributable to Common Stockholders – basic	$11,439,951		$—	$11,439,951
Change in fair value of embedded derivative	—		(178,702)	(178,702)
Dilutive adjustments to Earnings attributable to Common Stockholders - basic	—		6,048,025	6,048,025
Earnings attributable to Common Stockholders - diluted	$11,439,951		$5,869,323	$17,309,274

Weighted average Common Stock outstanding - basic	45,905,962		—	45,905,962
Weighted average effect of dilutive securities:
Series A Preferred Stock	31,158,962		548,947	31,707,909
Unvested Restricted Stock Units	895,923		33,050	928,973
Unvested Legacy Bridger Incentive Units	79,912		—	79,912
Sponsor Earnout Shares	855,000		—	855,000
Weighted average Common Stock outstanding - diluted	78,895,759		581,997	79,477,756

Earnings per share - basic	$0.25		$—	$0.25
Earnings per share - diluted	$0.15		$0.07	$0.22
The following table summarizes the potentially dilutive common shares that were excluded from Earnings (loss) per share - diluted computations because the effect would have been anti-dilutive:

	For the three months ended September 30, 2023
	As Reported	Adjustment	As Restated
Series A Preferred Stock	315,789	(315,789)	—
Unvested Restricted Stock Units	6,280,017	(2,103,934)	4,176,083
Public Warrants	17,250,000	—	17,250,000
Private Placement Warrants	9,400,000	—	9,400,000
Unvested Legacy Bridger Incentive Units	77,775	(77,775)	—
Sponsor Earnout Shares	855,000	(855,000)	—

	For the nine months ended September 30, 2023
(in $s, except per share amounts)	As Reported		Adjustment	As Restated
Net loss	$(46,218,564)		$—	$(46,218,564)
Adjustments to Net loss:
Series A Preferred Stock—adjustment for deemed dividend upon Closing	(48,300,000)		—	(48,300,000)
Legacy Bridger Series A Preferred Shares—adjustment for redemption, extinguishment and accrued interest	—		—	—
Legacy Bridger Series C Preferred Shares - adjustment to maximum redemption value	—	—	—	—
Series A Preferred Stock—adjustment to eliminate 50% multiplier	156,362,598		—	156,362,598
Series A Preferred Stock—adjustment to maximum redemptions value	(16,128,047)		—	(16,128,047)
Earnings attributable to Common stockholders – basic	$45,715,987		$—	$45,715,987
Change in fair value of embedded derivative	—		45,378	45,378
Dilutive adjustments to Earnings attributable to Common stockholders - basic	—		(91,934,550)	(91,934,550)
Earnings (loss) attributable to Common stockholders - diluted	$45,715,987		$(91,889,172)	$(46,173,185)

Weighted average Common Stock outstanding - basic	44,936,629		—	44,936,629
Weighted average effect of dilutive securities:
Series A Preferred Stock	31,158,962		548,947	31,707,909
Unvested Restricted Stock Units	945,295		(945,295)	—
Unvested Legacy Bridger Incentive Units	79,497		(79,497)	—
Sponsor Earnout Shares	782,967		(782,967)	—
Weighted average Common Stock outstanding - diluted	77,903,350		(1,258,812)	76,644,538

Earnings per share - basic	$1.02		$—	$1.02
Earnings (loss) per share - diluted	$0.59		$(1.19)	$(0.60)
The following table summarizes the potentially dilutive common shares that were excluded from Earnings (loss) per share - diluted computations because the effect would have been anti-dilutive:

	For the nine months ended September 30, 2023
	As Reported	Adjustment	As Restated
Unvested Restricted Stock Units	—	6,930,182	6,930,182
Public Warrants	17,250,000	—	17,250,000
Private Placement Warrants	9,400,000	—	9,400,000
Unvested Legacy Bridger Incentive Units	—	80,808	80,808
Sponsor Earnout Shares	—	855,000	855,000
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
Material Weaknesses: We have identified material weaknesses in our internal control over financial reporting. The first material weakness is related to properly accounting for complex transactions within our financial statement closing and reporting process, including the calculation and related presentation and disclosure of diluted earnings per share amounts and merger and acquisition activity. The second material weakness arises from our failure to design and maintain effective IT general controls over the IT systems used within the processing of key financial transactions. Specifically, we did not design and maintain user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel. Within the same material weakness, we have also failed to maintain adequate documentation around the process of implementing new software solutions. Lastly, we identified a third material weakness in our internal control over financial reporting related to the period-end account reconciliation and financial statement review controls which did not operate within a sufficient level of precision.
Remediation Plan: We have begun the process of, and are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses, including:
•the recruitment of additional personnel with extensive knowledge of GAAP, implementation of software to facilitate the accumulation and review of our financial information, and utilization of third party consultants and specialists to supplement our internal resources and assist with the accounting and review of complex transactions, accounting matters and related presentation and disclosure, as well as implementing processes and controls to segregate key functions within our finance systems, as appropriate;
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

10.41+
Services Agreement, dated November 17, 2023, by and between Bridger Aerospace Group Holdings, Inc. and Bridger Aerospace Europe, S.L.U. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024).

10.42
First Amendment to Services Agreement, dated January 18, 2024, by and between Bridger Aerospace Group Holdings, Inc. and Bridger Aerospace Europe, S.L.U. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024).

17.1	Resignation Letter of Debra Coleman dated September 8, 2023 (incorporated by reference to Exhibit 17.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2023).

21.1	List of Subsidiaries of Bridger Aerospace Group Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024).

23.1*	Consent of Crowe LLP.

31.1*	Certification of the Company’s Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

Exhibit Number	Description

32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

97.1
Bridger Aerospace Group Holdings, Inc. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of July, 2024.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

By:	/s/ Sam Davis
Name:	Sam Davis
Title:	Interim Chief Executive Officer