Form 10-Q/A
period 2024-03-31
Bridger Aerospace Group Holdings, Inc.
filed 2024-07-12
CIK 1941536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q/A
Amendment No. 1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 10, 2024, there were 53,157,874 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE
General
Bridger Aerospace Group Holdings, Inc’s (“Bridger” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate certain financial information and related footnote disclosures in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 14, 2024 (the “Original Filing”).
In filing this Amendment, the Company is restating its previously issued unaudited interim condensed consolidated financial statements for the quarterly period ended March 31, 2023 (the “Previously Issued Condensed Consolidated Financial Statements”).

Background of Restatement
On June 25, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, based on the recommendation of Bridger’s management, and after consultation with the Company’s independent registered public accounting firm and third party advisory accounting firm, concluded that the Company’s previously issued audited consolidated financial statements as of and for the year ended December 31, 2023 and its previously issued unaudited interim condensed consolidated financial statements for each of the first three quarters in the year ended December 31, 2023 (collectively, the “Affected Financials”) had a material misstatement in the presentation of diluted EPS and, accordingly, should no longer be relied upon. Similarly, related reports filed with the Securities Exchange Commission (“SEC”), earnings releases, press releases, shareholder communications, investor presentations or other communications describing relevant portions of the Affected Financials should no longer be relied upon. The Company is restating the Affected Financials within this Amendment and the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2023 filed on July 12, 2024 (“Amended 2023 Form 10-K/A”).
During the preparation of the Company’s response to the SEC comment letter dated May 29, 2024, Bridger’s management identified an error in each of the Affected Financials resulting from a miscalculation of Net income (loss) attributable to Common stockholders - diluted (the “numerator”) used in the determination of (Loss) earnings per share – diluted (“diluted EPS”) and a difference in the Weighted average Common Stock outstanding – diluted (the “denominator”) used in the determination of the shares outstanding for diluted EPS for the three months ended March 31, 2023, the six months ended June 30, 2023, the three and nine months ended September 30, 2023, and the year ended December 31, 2023. The error resulted in an overstatement of diluted EPS in each of the Affected Financials.
Refer to “Note 23 – Restatement of Previously Issued Condensed Consolidated Financial Statements” of “Part I - Item 1. Financial Statements” for additional information.
Internal Control Considerations
Due to discovery of the error, Bridger’s management re-evaluated the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of December 31, 2023 and believes the error relates to and is the result of a previously identified and reported material weakness for properly accounting for complex transactions within our financial statement closing and reporting process, including the calculation and presentation and disclosure of diluted earnings per share amounts and merger and acquisition activity. This material weakness was originally discussed in the Original Filing and is further described in the Amended 2023 Form 10-K/A. This material weakness remained in place as of March 31, 2024. For a discussion of Bridger’s management’s consideration of disclosure controls and procedures, internal controls over financial reporting and the material weaknesses identified, see “Part I - Item 4. Controls and Procedures” of this Amendment.
Items Amended in this Amendment
This Amendment amends and restates the following items included in the Original Filing as appropriate to reflect the restatement of the relevant periods:
•Part I – Item 1. Financial Statements (Unaudited);
•Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•Part I – Item 4. Controls and Procedures;
•Part II – Item 1A. Risk Factors; and
•Part II - Item 6. Exhibits.
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

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
($s in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2024	2023 (As Restated)
Revenues[1]	$5,507	$365
Cost of revenues:
Flight operations	5,009	3,733
Maintenance	4,197	3,515
Total cost of revenues	9,206	7,248
Gross loss	(3,699)	(6,883)
Selling, general and administrative expense[2]	11,610	33,229
Operating loss	(15,309)	(40,112)
Interest expense[3]	(5,923)	(5,665)
Other income	1,159	1,092
Loss before income taxes	(20,073)	(44,685)
Income tax expense	(14)	—
Net loss	$(20,087)	$(44,685)
Series A Preferred Stock – adjustment for deemed dividend upon Closing	—	(48,300)
Series A Preferred Stock – adjustment to eliminate 50% multiplier	—	156,362
Series A Preferred Stock – adjustment to maximum redemptions value	(6,189)	(4,274)
(Loss) earnings attributable to Common stockholders - basic	$(26,276)	$59,103
Change in fair value of embedded derivative	—	346
Dilutive adjustments to (Loss) earnings attributable to Common stockholders - basic	—	(103,788)
Loss attributable to Common stockholders - diluted	$(26,276)	$(44,339)
(Loss) earnings per share - basic	$(0.55)	$1.36
Loss per share - diluted	$(0.55)	$(0.60)
Weighted average Common Stock outstanding – basic	47,602,241	43,488,468
Weighted average Common Stock outstanding – diluted	47,602,241	74,112,969
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
(Loss) Earnings Per Share
Basic loss per share is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is based on the weighted average number of shares of Common Stock used for the basic loss per share calculation, adjusted for the dilutive effect of restricted stock units (“RSUs”), Warrants and Incentive Units, if any, using the “treasury stock” method, the Series A Preferred Stock that is convertible into shares of Common Stock and the Sponsor Earnout Shares that will fully vest upon certain stock price metrics being achieved. In addition, loss for diluted loss per share is adjusted for the after-tax impact of changes to the fair value of the Warrants, to the extent they are dilutive.
As noted above, the Company accounted for the Closing as a reverse recapitalization. (Loss) earnings per share calculations for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares of Common Stock outstanding immediately after the Closing to effect the reverse recapitalization. Subsequent to the Closing, loss per share is calculated based on the weighted average number of shares of Common Stock outstanding.
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
NOTE 21 – (LOSS) EARNINGS PER SHARE (RESTATED)
(Loss) earnings per share of Common Stock is calculated in accordance with ASC 260, Earnings per share. (Loss) earnings per share – basic is calculated by dividing loss attributable to Common Stockholders - basic and diluted by the Weighted average Common Stock outstanding - basic.
(Loss) earnings per share – diluted is based on the weighted average number of shares of Common Stock used for the loss per share - basic calculation, adjusted for the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. (Loss) earnings attributable to Common Stockholders – basic and diluted is adjusted for the impact of changes in the fair value of the Public Warrants and Private Placement Warrants, to the extent they are dilutive.
(Loss) earnings per share calculations for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization. Subsequent to the Closing, loss per share is calculated based on the Weighted average Common Stock outstanding.

The following table sets forth the computation of the Company’s (Loss) earnings per share:

	For the Three Months Ended March 31,
$s in thousands, except per share amounts	2024	2023 (As Restated)
Net loss	$(20,087)	$(44,685)
Adjustments to Net loss:
Series A Preferred Stock—adjustment for deemed dividend upon Closing	—	(48,300)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	—	156,362
Series A Preferred Stock—adjustment to maximum redemptions value	(6,189)	(4,274)
(Loss) earnings attributable to Common stockholders – basic	$(26,276)	$59,103
Change in fair value of embedded derivative	—	346
Dilutive adjustment to (loss) earnings attributable to Common stockholders - basic	—	(103,788)
Loss attributable to Common stockholders - diluted	$(26,276)	$(44,339)

Weighted average Common Stock outstanding - basic	47,602,241	43,488,468
Weighted average effect of dilutive securities:
Series A Preferred Stock	—	30,624,501
Weighted average Common Stock outstanding - diluted	47,602,241	74,112,969

(Loss) earnings per share - basic	$(0.55)	$1.36
Loss per share - diluted	$(0.55)	$(0.60)
The following table summarizes the potentially dilutive common shares that were excluded from (Loss) earnings per share - diluted computations because the effect would have been anti-dilutive:

	For the Three Months Ended March 31,
	2024	2023 (As Restated)
Series A Preferred Stock	32,820,828	—
Unvested Restricted Stock Units	5,722,283	4,176,083
Public Warrants	17,249,874	17,250,000
Private Placement Warrants	9,400,000	9,400,000
Unvested Legacy Bridger Incentive Units	40,404	242,424
Sponsor Earnout Shares	855,000	855,000
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

NOTE 23 – RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s response to the SEC comment letter dated May 29, 2024, the Company identified errors resulted from a miscalculation of Net income (loss) attributable to Common stockholders - diluted (the “numerator”) used in the determination of Loss (earnings) per share - diluted (“diluted EPS”) and a difference in the Weighted Average Common Stock outstanding – diluted (the “denominator”) used in the determination of the shares outstanding for diluted EPS for the three months ended March 31, 2023.
The Company determined the error is material to the unaudited interim financial statements included in the Company’s Quarterly Report on Forms 10-Q as of and for the quarterly period ended March 31, 2024. Accordingly, the Company has restated its Condensed Consolidated Statements of Operations and “Note 21 – (Loss) Earnings Per Share” for the three months ended March 31, 2023 of the Original Filing.
The impact of the correction of the misstatements for the three months ended March 31, 2023 is summarized in the tables below.
Corrected Condensed Consolidated Statement of Operations for the three months ended March 31, 2023

	For the three months ended March 31, 2023
($s in thousands, except per share amounts)	As Reported		Adjustment	As Restated
Revenues	$365		$—	$365
Cost of revenues:
Flight operations	3,733		—	3,733
Maintenance	3,515		—	3,515
Total cost of revenues	7,248	7,248	—	7,248
Gross loss	(6,883)		—	(6,883)
Selling, general and administrative expense	33,229		—	33,229
Operating loss	(40,112)		—	(40,112)
Interest expense	(5,665)		—	(5,665)
Other income	1,092		—	1,092
Net loss	$(44,685)		$—	$(44,685)
Series A Preferred Stock—adjustment for deemed dividend upon Closing	(48,300)		—	(48,300)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	156,362		—	156,362
Series A Preferred Stock—adjustment to maximum redemptions value	(4,274)		—	(4,274)
(Loss) attributable to Common stockholders - basic	$59,103		$—	$59,103
Change in fair value of embedded derivative	—		346	346
Dilutive adjustments to Loss attributable to Common stockholders - basic	—		(103,788)	(103,788)
Earnings (loss) attributable to Common stockholders - diluted	$59,103		$(103,442)	$(44,339)
Earnings per share - basic	$1.36		$—	1.36
Earnings (loss) per share - diluted	$0.79		$(1.39)	(0.60)
Weighted average Common Stock outstanding – basic	43,488,468		—	43,488,468
Weighted average Common Stock outstanding – diluted	74,986,752		(873,783)	74,112,969

Corrected (Loss) Earnings Per Share Footnote, Note 21 for the three months ended March 31, 2023
The following table sets forth the computation of the Company’s Earnings (loss) per share:

	For the three months ended March 31, 2023
($s in thousands, except per share amounts)	As Reported	Adjustment	As Restated
Net loss	$(44,685)	$—	$(44,685)
Adjustments to Net loss:
Series A Preferred Stock—adjustment for deemed dividend upon Closing	(48,300)	—	(48,300)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	156,362	—	156,362
Series A Preferred Stock—adjustment to maximum redemptions value	(4,274)	—	(4,274)
Earnings attributable to Common stockholders – basic	$59,103	$—	$59,103
Change in fair value of embedded derivative	—	346	346
Dilutive adjustments to Earnings attributable to Common stockholders - basic	—	(103,788)	(103,788)
Earnings (loss) attributable to Common stockholders - diluted	$59,103	$(103,442)	$(44,339)

Weighted average Common Stock outstanding - basic	43,488,468	—	43,488,468
Weighted average effect of dilutive securities:
Series A Preferred Stock	30,624,501	—	30,624,501
Unvested Legacy Bridger Incentive Units	237,283	(237,283)	—
Sponsor Earnout Shares	636,500	(636,500)	—
Weighted average Common Stock outstanding - diluted	74,986,752	(873,783)	74,112,969

Earnings per share - basic	$1.36	$—	$1.36
Earnings (loss) per share - diluted	$0.79	$(1.39)	$(0.60)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to help you understand our business, financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read together with the condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, for the three months ended March 31, 2024 and 2023, and the related notes thereto, that are included elsewhere in this Amendment (this “Quarterly Report”). This discussion and analysis should also be read together with the historical audited annual consolidated financial statements as of and for the years ended December 31, 2023 and 2022, included in the Amended 2023 Form 10-K/A (the “Annual Report”). This discussion and analysis contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”
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
ITEM 1A. RISK FACTORS.
Except as detailed below, there have been no material changes in the Company’s risk factors from those discussed in our Annual Report, which are incorporated herein by reference.
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

10.3++
Second Amendment to Services Agreement, dated May 8, 2024, by and between Bridger Aerospace Group Holdings, Inc. and Bridger Aerospace Europe, S.L.U. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).

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

Date: July 12, 2024

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

	By:	/s/ Sam Davis
	Name:	Sam Davis
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Gerratt
	Name:	Eric Gerratt
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)