Form 10-Q
period 2024-06-30
Bridger Aerospace Group Holdings, Inc.
filed 2024-08-13
CIK 1941536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2024, there were 53,165,227 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
($s in thousands, except par value amounts)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,526	$22,956
Restricted cash	14,019	13,981
Investments in marketable securities	—	1,009
Accounts and note receivable	12,690	4,113
Aircraft support parts	742	488
Prepaid expenses and other current assets	2,937	2,648
Total current assets	38,914	45,195
Property, plant and equipment, net	195,391	196,611
Intangible assets, net	6,366	1,730
Goodwill	24,741	13,163
Other noncurrent assets[1]	16,293	16,771
Total assets	$281,705	$273,470
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable[2]	$4,516	$3,978
Accrued expenses and other current liabilities[3]	16,183	17,168
Operating right-of-use current liability[4]	2,153	2,153
Current portion of long-term debt, net of debt issuance costs	2,074	2,099
Total current liabilities	24,926	25,398
Long-term accrued expenses and other noncurrent liabilities	8,951	10,777
Operating right-of-use noncurrent liability[5]	5,017	5,779
Long-term debt, net of debt issuance costs[6]	203,586	204,585
Total liabilities	$242,480	$246,539
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY
Series A Preferred Stock, $0.0001 par value; 315,789.473684 shares authorized, issued and outstanding at June 30, 2024 and December 31, 2023	367,225	354,840
STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 53,157,874 shares issued and outstanding at June 30, 2024; 44,776,926 shares issued and outstanding at December 31, 2023	6	5
Additional paid-in capital	114,623	84,771
Accumulated deficit	(443,740)	(413,672)
Accumulated other comprehensive income	1,111	987
Total stockholders’ deficit	(328,000)	(327,909)
Total liabilities, mezzanine equity, and stockholders’ deficit	$281,705	$273,470
1Includes related party operating lease right-of-use assets of $5.7 million and $6.3 million as of June 30, 2024 and December 31, 2023, respectively.

2Includes related party accounts payable of $0.1 million and $0.1 million as of June 30, 2024 and December 31, 2023, respectively.
3Includes related party accrued interest expense of $0.4 million as of June 30, 2024 and December 31, 2023, respectively.
4Includes related party operating lease right-of-use current liabilities of $1.7 million as of June 30, 2024 and December 31, 2023, respectively.
5Includes related party operating lease right-of-use noncurrent liabilities of $4.0 million and $4.6 million as of June 30, 2024 and December 31, 2023, respectively.
6Includes related party debt of $9.0 million and $10.0 million as of June 30, 2024 and December 31, 2023, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
($s in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues[1]	$13,014	$11,616	$18,521	$11,981
Cost of revenues:
Flight operations	5,106	6,299	10,115	10,032
Maintenance	4,761	4,212	8,958	7,727
Total cost of revenues	9,867	10,511	19,073	17,759
Gross income (loss)	3,147	1,105	(552)	(5,778)
Selling, general and administrative expense[2]	7,902	15,187	19,512	48,416
Operating loss	(4,755)	(14,082)	(20,064)	(54,194)
Interest expense[3]	(5,854)	(5,541)	(11,777)	(11,206)
Other income	144	601	1,303	1,693
Loss before income taxes	(10,465)	(19,022)	(30,538)	(63,707)
Income tax benefit	484	—	470	—
Net loss	$(9,981)	$(19,022)	$(30,068)	$(63,707)
Series A Preferred Stock – adjustment for deemed dividend upon Closing	—	—	—	(48,300)
Series A Preferred Stock – adjustment to eliminate 50% multiplier	—	—	—	156,362
Series A Preferred Stock – adjustment to maximum redemptions value	(6,196)	(5,806)	(12,385)	(10,080)
(Loss) earnings attributable to Common stockholders - basic	$(16,177)	$(24,828)	$(42,453)	$34,275
Change in fair value of embedded derivative	—	—	—	224
Dilutive adjustments to (Loss) earnings attributable to Common stockholders - basic	—	—	—	(97,982)
Loss attributable to Common stockholders - diluted	$(16,177)	$(24,828)	$(42,453)	$(63,483)
(Loss) earnings per share - basic	$(0.33)	$(0.55)	$(0.89)	$0.77
Loss per share - diluted	$(0.33)	$(0.55)	$(0.89)	$(0.84)
Weighted average Common Stock outstanding – basic	48,326,688	45,388,892	47,964,465	44,443,930
Weighted average Common Stock outstanding – diluted	48,326,688	45,388,892	47,964,465	75,602,892
1Includes related party revenues of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2023, respectively.
2Includes related party cost of revenues of $0.4 million and $1.4 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively.
3Includes related party interest expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
($s in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(9,981)	$(19,022)	$(30,068)	$(63,707)
Other comprehensive loss, net of tax
Unrealized (loss) gain on derivative instruments	(22)	204	94	(68)
Unrealized (loss) gain on investments in marketable securities	—	(28)	—	291
Reclassification of realized (gain) loss on investments in marketable securities to earnings	—	(208)	30	(381)
Total other comprehensive (loss) income, net of tax	(22)	(32)	124	(158)
Comprehensive loss	$(10,003)	$(19,054)	$(29,944)	$(63,865)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2024
(Unaudited)
($s in thousands)

	Legacy Bridger Series C Preferred Shares / Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Share	Value	Share	Value
Balance at December 31, 2023	315,789	$354,840	47,200,504	$5	$84,771	$(413,672)	$987	$(327,909)
Net loss	—	—	—	—	—	(20,087)	—	(20,087)
Unrealized gain on derivative instruments	—	—	—	—	—	—	116	116
Reclassification of realized loss on investments in marketable securities to earnings	—	—	—	—	—	—	30	30
Series A Preferred Stock adjustment to maximum redemptions value	—	6,189	—	—	(6,189)	—	—	(6,189)
Sales of Common Stock through the at-the-market offering	—	—	33,798	—	168	—	—	168
Costs related to the at-the-market offering	—	—	—	—	(670)	—	—	(670)
Stock based compensation	—	—	31,863	—	5,873	—	—	5,873
Balance at March 31, 2024	315,789	$361,029	47,266,165	$5	$83,953	$(433,759)	$1,133	$(348,668)
Net loss	—	—	—	—	—	(9,981)	—	(9,981)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(22)	(22)
Series A Preferred Stock adjustment to maximum redemptions value	—	6,196	—	—	(6,196)	—	—	(6,196)
Sales of Common Stock through the registered direct offering	—	—	2,183,366	—	9,169	—	—	9,169
Costs related to offerings	—	—	—	—	(336)	—	—	(336)
Common Stock issued related to Ignis Acquisition	—	—	1,079,913	—	5,000	—	—	5,000
Common Stock issued related to FMS Acquisition	—	—	3,728,945	1	19,022	—	—	19,023
Repurchased shares for tax withholding	—	—	(114,196)	—	(466)	—	—	(466)
Cancellation of vested restricted stock units	—	—	(2,032,545)	—	—	—	—	—
Stock based compensation	—	—	1,676,729	—	4,477	—	—	4,477
Balance at June 30, 2024	315,789	$367,225	53,788,377	$6	$114,623	$(443,740)	$1,111	$(328,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2023
(Unaudited)
($s in thousands)

	Legacy Bridger Series C Preferred Shares / Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Share	Value	Share	Value
Balance at December 31, 2022	351,789	$489,022	39,081,744	$4	$—	$(415,304)	$1,678	$(413,622)
Net loss	—	—	—	—	—	(44,685)	—	(44,685)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(272)	(272)
Unrealized gain on investments on marketable securities	—	—	—	—	—	—	319	319
Reclassification of realized gain on investments in marketable securities to earnings	—	—	—	—	—	—	(173)	(173)
Effect of the Closing	—	(156,363)	4,687,546	1	52,084	78,956	—	131,041
Series A Preferred Stock adjustment to maximum redemptions value	—	4,274	—	—	(4,274)	—	—	(4,274)
Stock based compensation	—	—	2,400,354	—	25,597	—	—	25,597
Balance at March 31, 2023	351,789	$336,933	46,169,644	$5	$73,407	$(381,033)	$1,552	$(306,069)
Net loss	—	—	—	—	—	(19,022)	—	(19,022)
Unrealized gain on derivative instruments	—	—	—	—	—	—	204	204
Unrealized loss on investments on marketable securities	—	—	—	—	—	—	(28)	(28)
Reclassification of realized gain on investments in marketable securities to earnings	—	—	—	—	—	—	(208)	(208)
Series A Preferred Stock adjustment to maximum redemptions value	—	5,806	—	—	(5,806)	—	—	(5,806)
Bonuses paid in Class A Common Stock	—	—	736,554	—	4,928	—	—	4,928
Stock based compensation	—	—	—	—	6,449	—	—	6,449
Balance at June 30, 2023	351,789	$342,739	46,906,198	$5	$78,978	$(400,055)	$1,520	$(319,552)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($s in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(30,068)	$(63,707)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisition:
Loss on disposal of fixed assets	237	392
Depreciation and amortization	3,288	4,986
Impairment of long-lived assets	—	627
Stock-based compensation expense	10,350	32,046
Deferred tax benefit	(490)	—
Change in fair value of the Warrants	(2,132)	(533)
Change in fair value of freestanding derivative	—	51
Amortization of debt issuance costs	442	484
Change in fair value of embedded derivative	(885)	(224)
Change in fair value of earnout consideration	207	—
Realized gain on investments in marketable securities	(16)	(408)
Changes in operating assets and liabilities
Accounts and note receivable[1]	(5,893)	(11,787)
Aircraft support parts	11	1,326
Prepaid expense and other current and noncurrent assets	1,245	(3,339)
Accounts payable, accrued expenses and other liabilities[2]	1,146	(13,359)
Net cash used in operating activities	(22,558)	(53,445)
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	1,055	42,724
Purchases of property, plant and equipment	(1,948)	(12,528)
Expenditures for capitalized software	(756)	—
Investments in construction in progress – leasehold improvements	—	(2,445)
Sale of property, plant and equipment	505	814
Cash acquired through acquisition	2,592	—
Net cash provided by investing activities	1,448	28,565
Cash Flows from Financing Activities:
Repayments on debt	(1,466)	(880)
Payment of issuance costs for Common Stock in offerings	(674)	—
Proceeds from issuance of Common Stock in the at-the-market offering	168	—
Proceeds from issuance of Common Stock in the registered direct offering	9,169	—
Payment of finance lease liability	(13)	(16)
Costs incurred related to the Closing	—	(6,794)
Proceeds from the Closing	—	3,194
Restricted stock units settled in cash	(466)	—
Net cash provided by (used in) financing activities	6,718	(4,496)
Effects of exchange rate changes	—	1
Net change in cash, cash equivalents and restricted cash	(14,392)	(29,375)
Cash, cash equivalents and restricted cash – beginning of the period	36,937	42,460
Cash, cash equivalents and restricted cash – end of the period	$22,545	$13,085
Less: Restricted cash – end of the period	14,019	12,240
Cash and cash equivalents – end of the period	$8,526	$845
1Includes related party accounts receivable of $0.4 million for the six months ended June 30, 2023.
2Includes related party accounts payable of $0.1 million for the six months ended June 30, 2024.
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
As of June 30, 2024, the Company owns fourteen aircraft, including six Viking CL-415EAFs (“Super Scoopers”), three Twin Commander surveillance platforms, four Daher Kodiak 100s (“Daher Kodiaks”), and one Pilatus PC-12 (“Pilatus”).
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
As detailed in “Note 15 – Long-Term Debt” included in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the Company’s municipal bond issuances by Legacy Bridger that closed in July and August 2022 (the “Series 2022 Bonds”) contain customary covenants and restrictions, including financial and non-financial covenants. The financial covenants require the Company to maintain a debt service coverage ratio (“DSCR”) that exceeds 1.25x, operate in such a manner to produce gross revenues so as to be at all relevant times in compliance with the DSCR covenant and to maintain liquidity of $8.0 million in the form of unrestricted cash or investments (excluding margin accounts and retirement accounts) at all times. Failure to comply with these covenants could result in an event of default, subject to certain exceptions.
For the three and six months ended June 30, 2024, the Company had an operating loss of $4.8 million and $20.1 million, respectively, net loss of $10.0 million and $30.1 million, respectively, and net cash used in operating activities of $22.6 million for the six months ended June 30, 2024. In addition, as of June 30, 2024, the Company had unrestricted cash and cash equivalents of $8.5 million.
The Company is not in compliance with the DSCR covenant as of June 30, 2024 and management anticipates the Company will continue to not be in compliance with the DSCR covenant at future quarterly measurement periods in the next 12 months, primarily attributable to the seasonal nature of our business and a less intense 2023 wildfire season. The Company is in compliance with the $8.0 million minimum liquidity requirement as of June 30, 2024. However, management anticipates that the Company may not be in compliance with the minimum liquidity requirement at future quarterly measurement periods in the next 12 months depending on the cash generated from its seasonal firefighting operations in 2024 and 2025.
The Series 2022 Bonds agreements provide that, with regard to covenant violations, other than non-payment of principal or interest, no event of default shall be deemed to have occurred so long as a reasonable course of action to remedy a violation commences within 30 days of written notice of non-compliance from the trustee and management diligently prosecutes the remediation plan to completion.
Management consulted with bond counsel on the impact of covenant violations and proactively developed a cost reduction plan, and began implementing the plan in November 2023, to help remedy the anticipated covenant breaches in 2024. However, this plan is still in progress and there is no assurance that management will be able to diligently prosecute the remediation plan to completion. Additionally, as described in further detail in “Note 18 – Stockholders’ Deficit,” the Company raised additional cash through a registered direct equity offering in April 2024 resulting in net cash proceeds of approximately $9.2 million. However, depending on the cash generated from its seasonal firefighting operations in 2024 and 2025, there may be periods in the next 12 months where the Company may not be in compliance with the $8.0 million minimum liquidity requirement. The Company may seek to raise additional cash through sales of Bridger’s common stock, par value $0.0001 (“Common Stock”), through our at-the-market offering, described in further detail in “Note 18 – Stockholders’ Deficit” included in this Quarterly Report, and other offerings. Our ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, many of which are outside of our control and there can be no assurance that we will be able to obtain additional funding on satisfactory terms or at all.

Current and anticipated noncompliance with financial covenants and uncertainty regarding the Company’s ability to diligently prosecute the cost reduction plan and maintain minimum liquidity requirements raise substantial doubt about the Company’s ability to continue as a going concern within 12 months following the issuance date of the condensed consolidated financial statements as of and for the three and six months ended June 30, 2024. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.
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
In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2024 and December 31, 2023, the results of the Company’s operations for the three and six months ended June 30, 2024 and 2023 and the Company’s cash flows for the three and six months ended June 30, 2024 and 2023 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after June 30, 2024 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.
Due to seasonal fluctuations and other factors, the Company’s operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023.
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
Upon the consummation of the Reverse Recapitalization, Bridger issued Common Stock to the Legacy Bridger equity holders and Series A Preferred Stock (as defined below) as summarized below:
•the surrender and exchange of all 606,061 Legacy Bridger incentive units (“Incentive Units”) into 583,308 shares of Common Stock, at a deemed value of $10.00 per share as adjusted by the per share Common Stock consideration of approximately 0.96246 (the “Exchange Ratio”), rounded down to the nearest share for each holder;
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
Northern Fire Management Services, LLC (“NFMS, LLC”): The Company assisted in designing and organizing NFMS, LLC with a business purpose of employing Canadian aviation professionals to provide services to the Company. A master services agreement exists between NFMS, LLC, the Company, and Bridger Air Tanker, LLC, a wholly-owned subsidiary of the Company, to transfer all annual expenses incurred to the Company in exchange for the Canadian employees to support the Company’s water scooper aircraft. NFMS, LLC is 50% owned by a Canadian citizen, and 50% owned by Bridger Aerospace Group, LLC. NFMS, LLC was determined to be a VIE primarily due to the entity’s lack of sufficient equity investment at risk and the Company was determined to be the primary beneficiary of the VIE primarily attributable to the Company’s responsibility for all decisions related to NFMS, LLC’s expenditures. Accordingly, NFMS, LLC has been consolidated by the Company for the three and six months ended June 30, 2024 and 2023 and the year ended December 31, 2023, and all intercompany expenses associated with NFMS, LLC and its service agreement have been eliminated in consolidation. For the three and six months ended June 30, 2024 and 2023, NFMS, LLC’s assets and liabilities were immaterial to the Company’s financial statements.
Bridger Aerospace Europe, S.L.U. (“BAE”) and MAB Funding, LLC (“MAB”): On November 17, 2023, we entered into a series of agreements designed to facilitate the purchase and return to service of four Canadair CL-215T Amphibious Aircraft (the “Spanish Scoopers”) originally awarded to our wholly-owned subsidiary, BAE, in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell the entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB. We also entered into a services agreement with MAB whereby we will manage the return to service upgrades of the Spanish Scoopers through our wholly-owned Spanish subsidiary, Albacete Aero, S.L., while they are owned and funded by MAB. The service agreement also provides that we have the right, but not the obligation, to acquire each Spanish Scooper as it is ready to be contracted and returned to service. The Company assessed both MAB and BAE for variable interest entity accounting under ASC 810-10-15 and determined that MAB is a voting interest entity and BAE is a variable interest entity. However, neither entity is consolidated in the consolidated financial statements as the Company does not have a controlling financial interest in MAB and the Company is not the primary beneficiary of BAE. Accordingly, neither of these entities have been consolidated in the consolidated financial statements of the Company for the three and six months ended June 30, 2024 and the year ended December 31, 2023. Refer to “Note 16 – Commitments and Contingencies” included in this Quarterly Report for additional details.

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
Accounts and Note Receivable
Accounts receivable consist of amounts due from our customers. The Company maintains an allowance for doubtful accounts equal to the estimated losses expected to be incurred based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. For the three and six months ended June 30, 2024 and 2023, the Company did not record any bad debt expense as accounts receivable have historically been collected in accordance with the policy and there is no history of write-offs.
Note receivable consists of a promissory note to pay a specific sum, with interest, within a defined period. Each reporting period, the Company evaluates the collectability of the outstanding note receivable balance. If the promissory note is deemed uncollectible, the Company will record the value of the note and the accrued interest as bad debt expense.
Deferred Offering Costs
Deferred offering costs primarily consist of capitalized legal, accounting and other third-party costs incurred that are directly related to the Reverse Recapitalization, which has been accounted for as a reverse recapitalization. These costs were charged to Stockholders’ deficit as a reduction of Additional paid-in capital generated upon the completion of the Reverse Recapitalization. As of June 30, 2024 and December 31, 2023, the Company recorded $19.6 million and $18.0 million to Stockholders’ deficit in the Condensed Consolidated Balance Sheets, respectively. For the three and six months ended June 30, 2023, the Company recorded zero and $0.5 million, respectively, to Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
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
Our contract assets include costs and estimated earnings in excess of billings as well as amounts due under contractual provisions. Costs and estimated earnings in excess of billings represent amounts earned and reimbursable under contracts and have a conditional right for billing and payment such as achievement of milestones or completion of the project. Contract assets are recorded as unbilled receivable within Accounts and note receivable in the Condensed Consolidated Balance Sheets. When the right to consideration is unconditional, which is when payment is due only upon the passage of time and the Company has invoiced customers for performance obligations that have been satisfied, contract assets are considered to be accounts receivable. Contract liabilities are recorded when cash payments are received or due in advance of performance and are recorded as deferred revenue within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
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
Other services and Other revenue presented in the tables below for the three and six months ended June 30, 2024 includes $1.8 million and $2.8 million, respectively, of return-to-service revenue associated with the Spanish Scoopers. This revenue is recognized over time using a cost-to-cost measure because it best depicts the transfer of value to the customer and also correlates with the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to the customer. Under the cost-to-cost measure of progress, progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.
Revenue Disaggregation
The following table presents the disaggregation of revenue by service:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
$s in thousands	2024	2023	2024	2023
Fire suppression	$7,466	$10,449	$11,347	$10,449
Aerial surveillance	3,514	1,124	4,097	1,124
Other services	2,034	43	3,077	408
Total revenues	$13,014	$11,616	$18,521	$11,981

The following table presents the disaggregation of revenue by type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
$s in thousands	2024	2023	2024	2023
Flight revenue	$4,483	$5,794	$5,396	$5,794
Standby revenue	6,511	5,136	9,979	5,136
Other revenue	2,020	686	3,146	1,051
Total revenues	$13,014	$11,616	$18,521	$11,981
Concentration Risk
For the three months ended June 30, 2024, the Company had three customers who individually accounted for 61%, 20%, and 14% of total revenues, respectively. For the six months ended June 30, 2024, the Company had three customers who individually accounted for 63%, 16%, and 15% of total revenues, respectively. For the three months ended June 30, 2023, the Company had three customers who individually accounted for 41%, 30%, and 27% of total revenues, respectively. For the six months ended June 30, 2023, the Company had three customers who individually accounted for 39%, 30%, and 26% of total revenues, respectively. As of June 30, 2024, two customers accounted for 40% and 33% of accounts receivable, respectively. As of December 31, 2023, three customers accounted for 39%, 34% and 19% of accounts receivable, respectively.
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
The Company provides for income taxes and the related accounts under the asset and liability method. Income tax benefit, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes predominantly in the U.S. These tax laws are often complex and may be subject to different interpretations.
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

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended June 30,
$s in thousands	2024	2023
Interest paid	$11,626	$11,489
Fixed assets in accounts payable	27	1,841
Conversion of promissory note to Common Stock	—	897
Series A Preferred Stock - adjustment for deemed dividend upon Closing	—	48,300
Series A Preferred Stock - adjustment to eliminate 50% multiplier	—	156,362
Series A Preferred Stock - adjustment to maximum redemption value	12,385	10,080

Non-cash operating and financing activities:
Offering costs included in accounts payable, accrued expense and other liabilities	$332	$—
Purchase consideration of Ignis acquisition paid in Common Stock (Note 12)	5,000	—
Purchase consideration of FMS acquisition paid in Common Stock	19,023	—
Assumption of JCIC liabilities	—	7,464
Recognition of Warrant liabilities	—	5,863
Cancellation of deferred underwriting fee	—	1,500
Recognition of new right-of-use asset and corresponding operating lease liability	—	1,093
Bonuses paid in Common Stock	—	4,928
Deferred offering costs included in accrued expenses and other current liabilities	—	388
NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS IN MARKETABLE SECURITIES
The investments in marketable securities are classified as available-for-sale debt securities with short-term maturities of less than one year. The fair values, gross unrealized gains and losses of the available-for-sale securities by type are as follows:

	As of June 30, 2024	As of December 31, 2023
($s in thousands)	Carrying Value
Cash equivalents:
Commercial paper	$—	$1,974
Money market fund	8,167	11,208
Total cash equivalents	$8,167	$13,182
Restricted cash:
Money market fund	$14,019	$13,981

	As of December 31, 2023
$s in thousands	Purchase Price	Unrealized Gains	Unrealized Losses	Fair Value
Investment in marketable securities:
Government securities	$999	$10	$—	$1,009
Total marketable securities	$999	$10	$—	$1,009
The net unrealized gain included in Accumulated other comprehensive income for the three and six months ended June 30, 2024 is zero, respectively. The net unrealized (loss) gain included in Accumulated other comprehensive income for the three and six months ended June 30, 2023 is $(28,000) and $0.3 million, respectively.

The proceeds from sales of available-for-sale securities and gross realized gains included in earnings for the six months ended June 30, 2024 and 2023 are $1.1 million and zero, respectively, and $42.7 million and $0.4 million, respectively. The Company determines gains and losses using the first-in first-out method. The (gain) loss reclassified out of Accumulated other comprehensive income for the three and six months ended June 30, 2024 is zero and $30,000, respectively. The gain reclassified out of Accumulated other comprehensive income for the three and six months ended June 30, 2023 was $0.2 million and $0.4 million, respectively.
NOTE 5 – ACCOUNTS AND NOTE RECEIVABLE
Accounts and note receivable consist of the following:

$s in thousands	As of June 30, 2024	As of December 31, 2023
Trade accounts receivable	$11,408	$681
Unbilled receivable	1,023	—
Note receivable	—	3,000
Other	259	432
Total accounts and note receivable	$12,690	$4,113
Unbilled receivable consists of earned revenue that has not yet been billed. In September 2023, the Company entered into a secured promissory note in the amount of $3.0 million. This note accrued interest at a rate of 8.5% per annum and was paid in January 2024. Other receivable consists primarily of value-added taxes paid in 2023 and expected to be refunded in 2024.
NOTE 6 – AIRCRAFT SUPPORT PARTS
Aircraft support parts consist of the following:

$s in thousands	As of June 30, 2024	As of December 31, 2023
Repairables and expendables	$477	$488
Other	265	—
Total aircraft support parts	$742	$488
NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

$s in thousands	As of June 30, 2024	As of December 31, 2023
Prepaid insurance	$1,488	$1,324
Prepaid subscriptions	1,204	1,115
Deposits	182	120
Other	63	89
Total prepaid expenses and other current assets	$2,937	$2,648

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consist of the following:

$s in thousands	As of June 30, 2024	As of December 31, 2023
Aircraft	$185,797	$186,167
Less: Accumulated depreciation	(27,420)	(25,656)
Aircraft, net	158,377	160,511
Leasehold improvements	36,536	35,941
Vehicles and equipment	4,338	2,993
Construction-in-progress - Leasehold improvements	5	5
Finance lease right-of-use asset	121	121
Licenses	235	235
Capitalized software and development costs	30	—
Less: Accumulated depreciation	(4,251)	(3,195)
Leasehold improvements and equipment, net	37,014	36,100
Total property, plant and equipment, net	$195,391	$196,611
For the three and six months ended June 30, 2024, the Company recorded $1.6 million and $2.5 million of depreciation expense in Cost of revenues, respectively, and $0.3 million and $0.7 million of depreciation expense in Selling, general and administrative expense, respectively. For the three and six months ended June 30, 2023, the Company recorded $3.0 million and $4.0 million of depreciation expense in Cost of revenues, respectively, and $0.2 million and $0.9 million of depreciation expense in Selling, general and administrative expense, respectively.
Aircraft are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In 2023, the Company noted that increasing maintenance costs associated with one of our Twin Commander aircraft indicated that these aircraft were not viable contract operating planes, resulting in anticipated cash flow losses as a result of being unable to generate revenues from these aircraft. The Company believes the lack of cash flow and continued maintenance expenditures render the carrying amount of the aircraft unrecoverable. For the three and six months ended June 30, 2024, the Company recorded no impairment charges. For the three and six months ended June 30, 2023, the Company recorded associated impairment charges of $0.6 million in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations, respectively.
For the three and six months ended June 30, 2024, the Company recorded losses on disposal of assets of zero and $0.2 million, respectively, in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company recorded losses on disposal of assets of $0.3 million and $0.4 million, respectively, in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.
For the three and six months ended June 30, 2023, capitalized interest to property, plant and equipment from debt financing was $0.4 million and $0.8 million, respectively.

NOTE 9 – ACQUISITION ACTIVITY
2024 Acquisition Activity
On June 28, 2024, the Company completed the acquisition of all the equity interests of Flight Test & Mechanical Solutions, Inc. (“FMS” and the “FMS Acquisition”), a turn-key provider of airframe modification and integration solutions for government and commercial customers including instrumentation, flight testing and airworthiness certification, for total consideration of $21.2 million, payable in unregistered shares of Bridger’s Common Stock, consisting of $19.0 million payable at closing. At closing, 3,728,945 restricted shares of Common Stock were issued to the former stockholders of FMS (determined based upon a volume-weighted average per-share price (“VWAP”) of the Common Stock for the 90 consecutive trading days ended June 27, 2024). The remaining $2.2 million of Common Stock consideration that is contingent upon the achievement of certain earnout conditions and, assuming achievement of such conditions, will be issued to the former stockholders of FMS in 2025 and 2026 with the price per share determined based upon a trailing 90-day VWAP of the Common Stock at the time of each issuance. The maximum number shares of Common Stock issuable to the FMS shareholders as contingent earnout consideration will not exceed 5,892,509 shares in the aggregate. All of the shares of Common Stock to be issued in the FMS Acquisition will be subject to transfer restrictions for an 18-month period after each issuance, with the transfer restrictions expiring with respect to 1/18th of the total shares of Common Stock each month over the 18-month period after each issuance.
None of the shares of Common Stock issued or issuable in connection with the FMS Acquisition were registered under the Securities Act of 1933, as amended (the “Securities Act”), on the FMS Acquisition date in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Recipients of shares of Common Stock in connection with the FMS Acquisition will have customary resale registration rights with respect to such shares of Common Stock pursuant to the terms and conditions of the FMS Acquisition.
The Company accounted for the FMS Acquisition under the acquisition method of accounting and has reported the results of operations of the FMS Acquisition as of the respective date of the FMS Acquisition. The Company based the estimated fair values of intangible assets on an income approach utilizing the relief from royalties and excess earnings methods. The income approach utilizes management’s estimates of future operating results and cash flows using a weighted average cost of capital that reflects market participant assumptions. For all other assets acquired and liabilities assumed, the fair value reflects the carrying value of the asset or liability due to their short maturity. The Company recorded the excess of the fair value of the consideration transferred in the FMS Acquisition over the fair value of net assets acquired as goodwill. The goodwill reflects our expectations of favorable future growth opportunities.
The Company has not presented pro forma combined results for the FMS Acquisition because the impact on previously reported statements of operations was not material.
The Company has performed a preliminary valuation analysis of the fair market value of the assets acquired and liabilities assumed in the FMS Acquisition. The preliminary purchase price allocation will be subject to further refinement as management continues to implement the Company’s accounting policies and refine its estimates and assumptions based on the information available at the acquisition date. The allocations of acquired intangible assets, goodwill, deferred taxes, and the analysis around revenue and accounting policy alignment are being finalized. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The estimated useful lives of acquired intangible assets are also preliminary. The final purchase price allocation will be determined when the Company has completed and fully reviewed the detailed valuations. The purchase price allocation adjustments can be made throughout the end of the Company’s measurement period, which is not to exceed one year from the acquisition date.

The following table summarizes the preliminary purchase price allocation:

$s in thousands	Purchase Price Allocation
Cash and cash equivalents	$2,592
Accounts receivable[1]	2,684
Inventory	265
Prepaid expenses and other current assets	124
Intangible assets, net	3,900
Property, plant and equipment, net	1,014
Other noncurrent assets	838
Accounts payable	(259)
Dividends payable	(800)
Deferred revenue	(90)
Accrued expenses and other current liabilities	(170)
Deferred tax liability	(490)
Total identifiable net assets	9,608
Goodwill	11,578
Total purchase price	$21,186
1     Balance includes $1.0 million in unbilled receivable.
Goodwill of $11.6 million arising from the FMS Acquisition is primarily attributable to the assembled workforce of FMS and expected synergies from combining operations. None of the acquired goodwill is expected to be deductible for income tax purposes. Acquired intangible assets consist of the following:
•Trade name: expected to be amortized over its useful life of 9.5 years as of the date of the FMS Acquisition. The fair value of the trade name was determined using the relief from royalty method.
•Customer relationships: expected to be amortized over its useful life of 3.5 years as of the date of the FMS Acquisition. The fair value of the customer relationships were determined using the multi-period excess earnings method.
•Contracts: expected to be amortized over its useful life of 5.5 years when placed into service. The fair value of the contracts were determined using the multi-period excess earnings method.
2023 Acquisition Activity
On September 12, 2023, the Company completed the acquisition of all the outstanding equity interests of Ignis Technologies, Inc. (“Ignis” and the “Ignis Acquisition”), a fire technology company developing mission-critical intelligence and technology solutions for firefighting organizations, for total consideration of $11.6 million, payable in unregistered shares of Bridger’s Common Stock, consisting of $3.3 million payable at closing. At closing, 426,531 restricted shares of Common Stock were issued to the Ignis shareholders (determined based upon a VWAP) of the Common Stock for the 30 consecutive trading days ended September 11, 2023). The remaining $3.3 million of Common Stock consideration is contingent upon the achievement of certain operational milestones and, assuming achievement of such milestones, will be issued to the Ignis shareholders in 2025 and 2026, with the price per share determined based upon a trailing 120-day VWAP of the Common Stock at the time of each issuance. The maximum number of shares of Common Stock issuable to the Ignis shareholders as contingent earnout consideration will not exceed 8,399,198 shares in the aggregate. All of the shares of Common Stock to be issued in the Ignis Acquisition will be subject to transfer restrictions for a 12-month period after each issuance, with 1/12th of the total shares of Common Stock vesting each month over the one-year period after each issuance.
None of the shares of Common Stock issued or issuable in connection with the Ignis Acquisition were registered under the Securities Act on the Ignis Acquisition date in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Recipients of shares of Common Stock in connection with the Ignis Acquisition will have customary resale registration rights with respect to such shares of Common Stock pursuant to the terms and conditions of the Ignis Acquisition.

The Company accounted for the Ignis Acquisition under the acquisition method of accounting and has reported the results of operations of the Ignis Acquisition as of the respective date of the Ignis Acquisition. The Company based the estimated fair values of intangible assets on an income approach utilizing the relief from royalties model. The income approach utilizes management’s estimates of future operating results and cash flows using a weighted average cost of capital that reflects market participant assumptions. For all other assets acquired and liabilities assumed, the fair value reflects the carrying value of the asset or liability due to their short maturity. The Company recorded the excess of the fair value of the consideration transferred in the Ignis Acquisition over the fair value of net assets acquired as goodwill. The goodwill reflects our expectations of favorable future growth opportunities. The Company expects that substantially all of the goodwill will not be deductible for federal income tax purposes.
The Company has not presented pro forma combined results for the Ignis Acquisition because the impact on previously reported statements of operations was not material.
As of December 31, 2023, the Company finalized the purchase accounting for the Ignis Acquisition. The following table summarizes the final purchase price allocation:

$s in thousands	Purchase Price Allocation
Cash and cash equivalents	$3
Intangible assets, net	1,300
Accounts payable	(37)
Long-term accrued expenses and other noncurrent liabilities	(67)
Deferred tax liability	(314)
Total identifiable net assets	885
Goodwill	10,676
Total purchase price	$11,561
Goodwill of $10.7 million arising from the Ignis Acquisition is primarily attributable to the assembled workforce of Ignis and expected synergies from combining operations. None of the acquired goodwill is expected to be deductible for income tax purposes. Acquired intangible assets consist entirely of in-process research and development (“IPR&D”) and is expected to be amortized over its useful life of five years when placed into service. The Company concluded that the IPR&D is an identifiable intangible asset that would be accounted for as a single asset in a business combination. The fair value of the IPR&D was determined using an income approach based on significant unobservable inputs.
NOTE 10 – GOODWILL AND INTANGIBLE ASSETS, NET
As of June 30, 2024 and December 31, 2023, goodwill was $24.7 million and $13.2 million, respectively. There were no impairment charges recorded for goodwill for the three and six months ended June 30, 2024 and 2023, respectively.
Intangible assets consisted of the following:

		As of June 30, 2024
$s in thousands	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
IPR&D	5	$2,416	$—	$2,416
Internal-use software	3	297	(257)	40
Licenses	10	67	(57)	10
Contracts	5.5	3,400	—	3,400
Customer relationships	3.5	200	—	200
Trade name	9.5	300	—	300
Total intangible assets		$6,680	$(314)	$6,366

		As of December 31, 2023
$s in thousands	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
IPR&D	5	$1,628	$—	$1,628
Internal-use software	3	297	(208)	89
Licenses	10	67	(54)	13
Total intangible assets		$1,992	$(262)	$1,730
IPR&D is the historical know-how, software, formula protocols, designs and procedures expected to be needed to complete the development of the technology asset and receive regulatory approval. The Company expects to amortize the IPR&D over its useful life of five years when placed into service. For the three and six months ended June 30, 2024, the Company capitalized costs of $0.5 million and $0.8 million related to IPR&D, respectively.
Amortization expense for intangible assets and other noncurrent assets was $27,000 and $0.1 million for the three and six months ended June 30, 2024, respectively, and $27,000 and $0.1 million for the three and six months ended June 30, 2023, respectively. Amortization expense is included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
NOTE 11 – OTHER NONCURRENT ASSETS
Other noncurrent assets consisted of the following:

$s in thousands	As of June 30, 2024	As of December 31, 2023
Operating lease right-of-use asset	$7,004	$7,777
Investment in MAB	4,000	4,000
Prepaid subscriptions	2,239	2,877
Interest rate swap	1,212	1,117
Investment in Overwatch Imaging, Inc.	1,000	1,000
Other	838	—
Total other noncurrent assets	$16,293	$16,771
NOTE 12 – ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following:

$s in thousands	As of June 30, 2024	As of December 31, 2023
Accrued interest expense	$6,404	$6,448
Contingent consideration	5,857	8,486
Warrant liabilities	3,464	5,596
Deferred revenue	3,945	—
Deferred underwriting fee payable	1,500	1,500
Accrued salaries, wages and bonuses	1,408	1,099
Accrued foreign tax	925	2,707
Accrued professional fees	370	851
Finance right-of-use liability	35	46
Embedded derivative of Series A Preferred Stock	—	885
Other	1,226	327
Total accrued expenses and other liabilities	25,134	27,945
Less: Current accrued expenses and other current liabilities	(16,183)	(17,168)
Total long-term accrued expenses and other noncurrent liabilities	$8,951	$10,777

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
As of June 30, 2024 and December 31, 2023, 17,249,874 Public Warrants remain outstanding, respectively. The Public Warrants are liability-classified with a balance of $2.2 million and $3.6 million, respectively, and a fair value of $0.13 and $0.21 per warrant as of June 30, 2024 and December 31, 2023, respectively.
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
As of June 30, 2024 and December 31, 2023, the Company had 9,400,000 outstanding Private Placement Warrants to purchase 9,400,000 shares of Common Stock, respectively. The Private Placement Warrants are liability-classified with a balance of $1.2 million and $2.0 million, respectively, and a fair value of $0.13 and $0.21 per warrant as of June 30, 2024 and December 31, 2023, respectively.
Contingent consideration
The Company assumed contingent consideration as part of the FMS Acquisition and the Ignis Acquisition (collectively, the “Acquisitions”) discussed in “Note 9 – Acquisition Activity” included in this Quarterly Report. The Company is required to make contingent payments to the sellers based on the achievement of certain operational milestones, in the case of the Ignis Acquisition, and based on the achievement of certain earnout conditions, in the case of the FMS Acquisition. The fair value of the liability for the contingent payments was recognized upon the Acquisitions as part of the purchase accounting opening balance sheet. The initial cost was recognized at fair value on the closing date with subsequent changes in estimated fair value recognized as Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $1.9 million and $4.8 million of accrued contingent consideration is included in Accrued expenses and other current liabilities, respectively, and $4.0 million and $3.7 million of accrued contingent consideration is included in Long-term accrued expenses and other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheets.

The change in contingent consideration for the six months ended June 30, 2024 was as follows:

$s in thousands	Contingent Consideration
As of December 31, 2023	$8,486
Change in fair value of contingent consideration	207
Addition of contingent consideration from FMS Acquisition	2,164
Settlement of contingent consideration	(5,000)
As of June 30, 2024	$5,857
On June 30, 2024, the Company issued 1,079,913 registered shares of Common Stock to the Ignis shareholders (determined based upon a VWAP of the Common Stock for the 120 consecutive trading days ended June 29, 2024).
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
The Company had the following interest rate swap designated as a cash flow hedge ($s in thousands):

As of June 30, 2024
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$10,144	$1,212	3.887%	1 Month SOFR + 2.61448%

As of December 31, 2023
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$10,466	$1,117	3.887%	1 Month SOFR + 2.61448%
The Company accounts for the interest rate swap as a cash flow hedge for accounting purposes under GAAP. The Company reflects the effect of this hedging transaction in the condensed consolidated financial statements. The unrealized (loss) gain is reported in Other comprehensive (loss) income, net of tax in the Condensed Consolidated Statements of Comprehensive Loss included in this Quarterly Report. If the Company terminates the interest rate swap agreement, the cumulative change in fair value at the date of termination would be reclassified from Accumulated other comprehensive income, which is classified in Stockholders’ deficit, into earnings in the Condensed Consolidated Statements of Operations included in this Quarterly Report.

NOTE 14 – FAIR VALUE MEASUREMENTS
Long-term debt
As of June 30, 2024, the Company has $160.2 million of fixed rate debt and $49.7 million of variable rate debt outstanding. The majority of the fixed rate debt is based on current market rates. The Company estimated the fair value of the fixed rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. When valuing fixed rate debt, the fair value is capped at par value. The variable rate debt approximates fair value based on the closing or estimated market prices of similar securities comparable to the Company’s debts as of June 30, 2024 and December 31, 2023. Debt financing activities and loan agreements are further described in “Note 15 – Long-Term Debt” included in this Quarterly Report for additional details.
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
The following tables summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of June 30, 2024
$s in thousands	Level 1	Level 2	Level 3
Assets
Cash	$8,526	$—	$—
Restricted cash:
Money market fund	14,019	—	—
Total restricted cash	14,019	—	—
Interest rate swap	—	1,212	—
Total assets	$22,545	$1,212	$—
Liabilities
Warrant liabilities – Public Warrants	$2,242	$—	$—
Warrant liabilities – Private Placement Warrants	—	1,222	—
Contingent consideration	—	—	5,857
Total liabilities	$2,242	$1,222	$5,857

	As of December 31, 2023
$s in thousands	Level 1	Level 2	Level 3
Assets
Cash	$22,956	$—	$—
Restricted cash:
Money market fund	13,981	—	—
Total restricted cash	13,981	—	—
Investments in marketable securities	—	1,009	—
Interest rate swap	—	1,117	—
Total assets	$36,937	$2,126	$—
Liabilities
Warrant liabilities – Public Warrants	$3,622	$—	$—
Warrant liabilities – Private Placement Warrants	—	1,974	—
Contingent consideration	—	—	8,486
Embedded derivative of Series A Preferred Stock	—	—	885
Total liabilities	$3,622	$1,974	$9,371

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

Contingent consideration
In connection with the Acquisitions, the Company is required to make contingent payments to the sellers based on the achievement of certain operational milestones, in the case of the Ignis Acquisition, and based on the achievement of certain earnout conditions, in the case of the FMS Acquisition. The fair value of the liability for the contingent payments recognized upon the Acquisitions as part of the purchase accounting opening balance sheet totaled $5.9 million. The fair value of the contingent consideration was determined using the Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are equity volatility, estimated future stock prices and various probability factors, including management’s estimate of the likelihood of achieving certain operational milestones and earnout conditions in the case of the Ignis Acquisition and the FMS Acquisition, respectively. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in estimated fair value of contingent consideration are recognized as Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations included in this Quarterly Report. Refer to “Note 12 – Accrued Expenses and Other Liabilities” included in this Quarterly Report for additional details.
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
As of June 30, 2024, the Company did not have any significant assets or liabilities that were remeasured at fair value on a non-recurring basis in periods subsequent to initial recognition.
NOTE 15 – LONG-TERM DEBT
Long-term debt consisted of the following:

$s in thousands	As of June 30, 2024	As of December 31, 2023
Taxable industrial revenue bonds, dated July 21, 2022, 11.5% interest rate, maturing September 1, 2027[1]	$160,000	$160,000
Permanent loan agreement, dated August 21, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing August 21, 2035[2]	17,975	18,391
Permanent loan agreement, dated October 1, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing October 1, 2035[2]	18,044	18,457
Term loan agreement dated September 30, 2019, SOFR + 2.61448% interest rate, maturing March 15, 2030[3]	10,144	10,466
Term loan agreement dated February 3, 2020, SOFR + 2.61448% interest rate, maturing February 3, 2027[4]	3,534	3,813
Various term loan agreements, earliest start at September 9, 2021, 3.89-5.5% interest rates, latest maturation on November 17, 2027[5]	211	247
Loans payable	209,908	211,374
Less: noncurrent debt issuance costs	(3,246)	(3,695)
Less: current debt issuance costs	(1,002)	(995)
Less: current portion of long-term debt, net of debt issuance costs	(2,074)	(2,099)
Total long-term debt, net of debt issuance costs	$203,586	$204,585

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
The Series 2022 Bonds are subject to financial covenants requiring the Company to maintain a DSCR that exceeds 1.25x commencing with the fiscal quarter ended December 31, 2023, operate in such a manner to produce gross revenues so as to be at all relevant times in compliance with the DSCR covenant and to maintain liquidity of $8.0 million in the form of unrestricted cash or investments (excluding margin accounts and retirement accounts) at all times and to be reported.
The Company is not in compliance with the DSCR covenant as of June 30, 2024 and management anticipates the Company will continue to not be in compliance with the DSCR covenant at future quarterly measurement periods in the next 12 months, primarily attributable to the seasonal nature of our business and a less intense 2023 wildfire season. The Company is in compliance with the $8.0 million minimum liquidity requirement as of June 30, 2024. However, management anticipates that the Company may not be in compliance with the minimum liquidity requirement at future quarterly measurement periods in the next 12 months depending on the cash generated from its seasonal firefighting operations in 2024 and 2025.
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

Management consulted with bond counsel on the impact of covenant violations and proactively developed a cost reduction plan, and began implementing the plan in November 2023, to help remedy the anticipated covenant breaches in 2024. However, this plan is still in progress and there is no assurance that management will be able to diligently prosecute the remediation plan to completion. Additionally, as described in further detail in “Note 18 – Stockholders’ Deficit,” the Company raised additional cash through a registered direct equity offering in April 2024 resulting in net cash proceeds of approximately $9.2 million. However, depending on the cash generated from its seasonal firefighting operations in 2024 and 2025, there may be periods in the next 12 months where the Company may not be in compliance with the $8.0 million minimum liquidity requirement. The uncertainty regarding the company’s ability to diligently prosecute the remediation plan to completion and the potential impact on the bonds maturity as a result of the anticipated debt covenant violations at subsequent compliance dates or failure to make required interest payments, could result in the Series 2022 Bonds becoming immediately due and payable, which raises substantial doubt about our ability to continue as a going concern as further disclosed in “Note 1 – Organization and Basis of Presentation” included in this Quarterly Report.
The LOB loans are subject to financial covenants requiring the Company to maintain a DSCR, generally calculated as the ratio of the net cash flow (as defined in the applicable note agreements) to the amount of interest and servicing fees required to be paid over the succeeding 12 months on the principal amount of the note, as applicable, that will be outstanding on the payment date following such date of determination, that exceeds 1.25x at the aircraft or entity level and for the Company’s debt to worth ratio to not exceed 5.00x at the aircraft or entity level. The Company is in compliance with such financial covenants as of June 30, 2024.
Both of the loans with RMB are subject to financial covenants requiring the Company to maintain a DSCR, calculated as the ratio of adjusted EBITDA (as defined in the applicable note agreements) to the amount of interest and principal payments for the fiscal year ending on the compliance date, that exceeds 1.25x for the Company. These notes are also subject to financial covenants requiring the Company to maintain a Senior Leverage Ratio on a quarterly basis not to exceed 7.00 to 1.00 through Quarter 3, 2024, 6.00 to 1.00 through Quarter 3, 2025 and 5.00 to 1.00 thereafter. This is calculated as Total Funded Senior Debt (as defined in the applicable note agreements) less municipal debt, divided by adjusted EBITDA (as defined in the applicable note agreements). The Company is in compliance with such financial covenants as of June 30, 2024.
Amortization of debt issuance costs was $0.3 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2023, respectively.
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
Given the conversion feature is considered substantive, the mandatory redemption date is not certain and the optional redemption is upon the occurrence of certain events that is considered not solely within Legacy Bridger’s control, the Legacy Bridger Series C Preferred Shares are classified as mezzanine equity.
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

Shares of Series A Preferred Stock are mandatorily redeemable by the Company on April 25, 2032 at a redemption amount that is equal to the stated value, plus accrued but unpaid interest. Accrued interest for the Series A Preferred Stock was $6.2 million as of June 30, 2024. Shares of Series A Preferred Stock are also redeemable upon certain triggering events outside of the control of the Company. The triggering events include redemption by the holder on or after April 25, 2027, or a fundamental change in the Company’s voting and governance structure such as the sale of the Company or its subsidiaries representing more than 50% of the Company’s voting stock or a similar liquidity event.
Given the conversion feature is considered substantive, the mandatory redemption on April 25, 2032 is not certain and accordingly, the Series A Preferred Stock are classified as mezzanine equity.
As of the Closing Date and June 30, 2024, it is probable that the Series A Preferred Stock may become redeemable on April 25, 2032. The Company has elected to recognize changes in redemption value immediately, adjusting the preferred stock to the maximum redemption value at each reporting date. Upon Closing, the Series A Preferred Stock had both a carrying value and redemption value of $332.7 million, the 50% multiplier, valued at $156.4 million, was removed. As of June 30, 2024, the Series A Preferred Stock had both a carrying value and redemption value of $367.2 million. Refer to table below.
As of June 30, 2024 and December 31, 2023, the fair value of the embedded derivative related to the event of default is zero and 0.9 million recorded as a liability on the Condensed Consolidated Balance Sheets and remeasured to fair value at each balance sheet date with changes in fair value recorded within Interest expense on the Condensed Consolidated Statements of Operations.
The Company determined the fair value of the other features requiring bifurcation, both individually and in the aggregate were immaterial at June 30, 2024. The fair value of these features will be assessed at each reporting date and will be recognized and remeasured at fair value, if material.
Additionally, the reduction of the conversion price from $12.90 per share to $11.00 per share triggered a down round conversion feature embedded in the Series A Preferred Stock upon Closing. The Company recognized the value of the effect of a down round feature as a deemed dividend, decreasing (Loss) earnings attributable to Common Stockholders in the computation of (Loss) earnings per share by approximately zero during the three and six months ended June 30, 2024, respectively, and zero and $48.3 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there are 33,384,123 shares of Common Stock issuable upon conversion.

	Redeemable Series A Preferred Stock
$s in thousands	Shares	Amounts
Balance as of December 31, 2023	315,789.473684	$354,840
Adjustment to maximum redemptions value	—	12,385
Balance as of June 30, 2024	315,789.473684	$367,225
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

RSU activity for the six months ended June 30, 2024 is as follows:

	Number of Awards	Weighted average grant date fair value
Outstanding as of December 31, 2023	6,624,459	$8.30
Granted	1,088,329	5.26
Vested	(1,708,592)	9.30
Forfeited/Cancelled	(1,673,738)	8.29
Outstanding as of June 30, 2024	4,330,458	$7.14
The total fair value of RSUs vested during the six months ended June 30, 2024 and the year ended December 31, 2023 was $9.3 million and $24.6 million, respectively, based on the closing stock price on the date of vesting.
For the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense related to RSUs of $0.4 million and $0.7 million, respectively, within Total cost of revenues and $4.1 million and $9.6 million, respectively, within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.
As of June 30, 2024, there was $19.6 million of unrecognized total compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.2 years.
Incentive Units
Prior to the adoption of the Omnibus Plan, during the year ended December 31, 2022, the Company granted Incentive Units to selected board members and executives. Within each grant, 80% of the Incentive Units vested annually over a four year period subject to continued service by the grantee (the “Time-Vesting Incentive Units”), and the remaining 20% of the Incentive Units vest upon a qualifying change of control event (the “Exit-Vesting Incentive Units”). For the Time-Vesting Incentive Units, compensation cost was recognized over the requisite service period on a straight-line basis. For the Exit-Vesting Incentive Units, expense will be recognized when a qualifying change of control event is considered probable, which has not occurred as of June 30, 2024. As of June 30, 2024, 40,404 Exit-Vesting Incentive Units with a weighted-average grant date fair value of $0.01 remain outstanding. Upon vesting of each Incentive Unit, the Company will issue 0.96246 shares of Common Stock to the Incentive Unit holder.
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
The offering was registered under the Securities Act, pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-276721), as previously filed with the Securities and Exchange Commission (“SEC”) and declared effective on February 6, 2024. We filed a prospectus supplement, dated February 6, 2024, with the SEC that provides for the sale of shares of Common Stock having an aggregate offering price of up to approximately $22.2 million. We filed a prospectus supplement, dated April 16, 2024, with the SEC that reduces the amount of potential shares of Common Stock that may be sold under our shelf registration statement on Form S-3 (Registration Statement No. 333-276721) to shares having an aggregate offering price of up to approximately $5.9 million (“2024 ATM Shares”).
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
During the six months ended June 30, 2024, the Company sold an aggregate of 33,798 shares of Common Stock at a weighted-average price of $5.13 per share for net proceeds of $0.2 million, net of fees of $5,000 under the 2024 ATM Agreement.
Registered Direct Offering
On April 15, 2024, the Company entered into securities purchase agreements (each a “Purchase Agreement” and, collectively, the “Purchase Agreements”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers, severally, an aggregate of 2,183,366 shares of Common Stock registered under the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-276721), in a registered direct equity offering (the “Registered Direct Offering”). 808,080 of the shares in the Registered Direct Offering were sold to certain directors and executive officers of the Company at an offering price of $4.95 per share, which was the closing bid price for shares of the Common Stock on the Nasdaq Global Market on April 15, 2024. The remaining 1,375,286 shares were sold in the Registered Direct Offering at an offering price of $4.25 per share.
The aggregate net proceeds to the Company from the Registered Direct Offering were approximately $9.2 million, after deducting fees payable to the placement agent and other offering expenses payable by the Company. The Company agreed to pay the placement agent fees in an amount of 6.0% of the gross proceeds raised in the Registered Direct Offering. The Company also agreed to reimburse the placement agent for its out-of-pocket legal expenses in connection with the Registered Direct Offering in an amount not to exceed $75,000.
NOTE 19 – RELATED PARTY TRANSACTIONS
For the three and six months ended June 30, 2024 and 2023, the Company incurred zero and $0.6 million, respectively, in training expenses provided by an entity in which Mr. Timothy Sheehy has a partial ownership, with zero and $0.1 million in related outstanding accounts payable as of June 30, 2024 and December 31, 2023, respectively.
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
On July 10, 2023, the Company entered into two operating lease agreements, each for a Pilatus under the ownership of Mr. Timothy Sheehy. The Company recorded approximately $5.7 million of right-of-use assets, $1.7 million of right-of-use current liabilities, and $4.0 million of right-of-use noncurrent liabilities as of June 30, 2024, respectively, and incurred approximately $0.3 million in lease expense for the three and six months ended June 30, 2024. The Company recorded approximately $6.3 million of right-of-use assets, $1.7 million of right-of-use current liabilities, and $4.6 million of right-of-use noncurrent liabilities as of December 31, 2023, respectively. The Company had $0.1 million in related outstanding accounts payable as of June 30, 2024.
For the three and six months ended June 30, 2023, the Company earned $0.1 million and $0.4 million, respectively, in revenues from services performed on an aircraft under the ownership of Mr. Timothy Sheehy, the Chief Executive Officer.
On July 21, 2022, the Company closed on the Series 2022 Bonds, upon which the Company received aggregate proceeds of $135.0 million on July 21, 2022 and $25.0 million on August 10, 2022. In connection with the original issuance, three senior executives of the Company purchased approximately $10.0 million of the Series 2022 Bonds, which purchases were entered into on an arm’s length basis during the public offering for the Series 2022 Bonds, and on the same terms and conditions that were offered to all Bond purchasers. One of the participating senior executives of the Company left the Company during the three months ended June 30, 2024 and was no longer deemed a related party as of June 30, 2024. The Company held approximately $9.0 million of the Series 2022 Bonds as of June 30, 2024. The Company accrued approximately $0.4 million in interest for these two bond holders as of June 30, 2024 and December 31, 2023, respectively. The Company paid approximately zero and $0.6 million in interest to these bond holders during the three and six months ended June 30, 2024 and 2023, and incurred approximately $0.3 million and $0.6 million in interest for the three and six months ended June 30, 2024 and 2023, respectively. Refer to “Note 15 – Long-Term Debt” included in this Quarterly Report for additional information on the Series 2022 Bonds.

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
For the three and six months ended June 30, 2024, the Company recorded income tax benefit of $0.5 million. The effective tax rate was 1.6% for the three and six months ended June 30, 2024.
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

The following table sets forth the computation of the Company’s loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
$s in thousands, except per share amounts	2024	2023	2024	2023
Net loss	$(9,981)	$(19,022)	$(30,068)	$(63,707)
Adjustments to Net loss:
Series A Preferred Stock—adjustment for deemed dividend upon Closing	—	—	—	(48,300)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	—	—	—	156,362
Series A Preferred Stock—adjustment to maximum redemptions value	(6,196)	(5,806)	(12,385)	(10,080)
(Loss) earnings attributable to Common stockholders – basic	$(16,177)	$(24,828)	$(42,453)	$34,275
Change in fair value of embedded derivative	—	—	—	224
Dilutive adjustments to (Loss) earnings attributable to Common stockholders – basic	—	—	—	(97,982)
Loss attributable to Common stockholders - diluted	$(16,177)	$(24,828)	$(42,453)	$(63,483)

Weighted average Common Stock outstanding - basic	48,326,688	45,388,892	47,964,465	44,443,930
Weighted average effect of dilutive securities:
Series A Preferred Stock	—	—	—	31,158,962
Weighted average Common Stock outstanding - diluted	48,326,688	45,388,892	47,964,465	75,602,892

(Loss) earnings per share - basic	$(0.33)	$(0.55)	$(0.89)	$0.77
Loss per share - diluted	$(0.33)	$(0.55)	$(0.89)	$(0.84)
The following table summarizes the potentially dilutive common shares that were excluded from diluted Loss per share - diluted computations because the effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Series A Preferred Stock	33,384,123	31,158,962	33,384,123	—
Unvested Restricted Stock Units	4,330,458	6,400,892	4,330,458	6,426,310
Public Warrants	17,249,874	17,250,000	17,249,874	17,250,000
Private Placement Warrants	9,400,000	9,400,000	9,400,000	9,400,000
Unvested Legacy Bridger Incentive Units	40,404	242,424	40,404	242,424
Sponsor Earnout Shares	855,000	855,000	855,000	855,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to help you understand our business, financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read together with the condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, for the three and six months ended June 30, 2024 and 2023, and the related notes thereto, that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and analysis should also be read together with the historical audited annual consolidated financial statements as of and for the years ended December 31, 2023 and 2022, included in the Annual Report on Form 10-K/A (the “Annual Report”). This discussion and analysis contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”
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
We have made and will continue to make significant investments in capital expenditures to build and expand our aerial forest fire management technologies. We expect that our existing cash and cash equivalents as well as cash generated from our operations and potential additional sales of our common stock, par value $0.0001 per share (“Common Stock”), through our at-the-market offering and other offerings will be sufficient to meet our current working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report, depending on the cash generated from our seasonal firefighting operations in 2024 and 2025. Refer to the Liquidity and Capital Resources section below and “Note 1 – Organization and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details on management’s assessment of the Company’s ability to continue as a going concern.
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
The following table sets forth our Condensed Consolidated Statements of Operations information for the three months ended June 30, 2024 and 2023 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report.

$s in thousands	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$13,014	$11,616	$1,398	12%
Cost of revenues:
Flight operations	5,106	6,299	(1,193)	(19%)
Maintenance	4,761	4,212	549	13%
Total cost of revenues	9,867	10,511	(644)	(6%)
Gross income	3,147	1,105	2,042	185%
Selling, general and administrative expense	7,902	15,187	(7,285)	(48%)
Operating loss	(4,755)	(14,082)	9,327	(66%)
Interest expense	(5,854)	(5,541)	(313)	6%
Other income	144	601	(457)	(76%)
Loss before income taxes	(10,465)	(19,022)	8,557	(45%)
Income tax benefit	484	—	484	n/a
Net loss	$(9,981)	$(19,022)	$9,041	(48%)
Revenues
Revenues increased by $1.4 million, or 12%, to $13.0 million for the three months ended June 30, 2024, from $11.6 million for the three months ended June 30, 2023.
Revenues by service offering for the three months ended June 30, 2024 and 2023 were as follows:

$s in thousands	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$7,466	$10,449	$(2,983)	(29)%
Aerial surveillance	3,514	1,124	2,390	213%
Other services	2,034	43	1,991	4,630%
Total revenues	$13,014	$11,616	$1,398	12%
Fire suppression revenue decreased by $3.0 million, or 29%, to $7.5 million for the three months ended June 30, 2024, from $10.4 million for the three months ended June 30, 2023. The decrease was primarily due to less Super Scoopers deployed for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. In 2023, the Company actively expanded our aerial firefighting operations in Canada.
Aerial surveillance increased by $2.4 million, or 213%, to $3.5 million for the three months ended June 30, 2024, from $1.1 million for the three months ended June 30, 2023. The increase was primarily due to the higher rate of the Pilatus aircraft operating for the three months ended June 30, 2024 compared to the Twin Commander aircraft operating for three months ended June 30, 2023.
Other services revenue increased by $2.0 million, or 4,630%, to $2.0 million for the three months ended June 30, 2024, from $43,000 for the three months ended June 30, 2023. The increase was primarily due to return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.

Revenues by type for the three months ended June 30, 2024 and 2023 were as follows:

$s in thousands	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Period Over Period Change ($)	Period Over Period Change (%)
Flight revenue	$4,483	$5,794	$(1,311)	(23)%
Standby revenue	6,511	5,136	1,375	27%
Other revenue	2,020	686	1,334	194%
Total revenues	$13,014	$11,616	$1,398	12%
Flight revenue decreased by $1.3 million, or 23%, to $4.5 million for the three months ended June 30, 2024, from $5.8 million for the three months ended June 30, 2023. The decrease in flight revenue was primarily due to less Super Scoopers deployed for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. In 2023, the Company actively expanded our aerial firefighting operations in Canada. The Company has had no aerial firefighting operations in Canada in 2024.
Standby revenue increased by $1.4 million, or 27% to $6.5 million for the three months ended June 30, 2024, from $5.1 million for the three months ended June 30, 2023. The increase was primarily due to the higher rate of the Pilatus aircraft operating for the three months ended June 30, 2024 compared to the Twin Commander aircraft operating for three months ended June 30, 2023.
Other revenue increased by $1.3 million, or 194%, to $2.0 million for the three months ended June 30, 2024, from $0.7 million for the three months ended June 30, 2023. The increase was primarily due to return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Cost of Revenues
Total cost of revenues decreased by $0.6 million, or 6%, to $9.9 million for the three months ended June 30, 2024, from $10.5 million for the three months ended June 30, 2023.
Flight Operations
Flight operations expenses decreased by $1.2 million, or 19%, to $5.1 million for the three months ended June 30, 2024, from $6.3 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease in depreciation expense due to a decrease in flight hours for the Super Scoopers in the three months ended June 30, 2024.
Maintenance
Maintenance expenses increased by $0.5 million, or 13%, to $4.8 million for the three months ended June 30, 2024, from $4.2 million for the three months ended June 30, 2023. The increase was primarily driven by an increase in employee labor expenses during the three months ended June 30, 2024.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $7.3 million, or 48%, to $7.9 million for the three months ended June 30, 2024, from $15.2 million for the three months ended June 30, 2023. The decrease was primarily attributable to a decrease in the market value of the Warrants of $3.0 million. The decrease was partially attributable to the decrease in stock-based compensation of $2.9 million associated with RSUs issued to senior management and employees of Bridger. The decrease was also partially attributable to a decrease in professional service fees of approximately $0.8 million due to higher costs associated with becoming a public company in January 2023. The remaining decrease is primarily attributable to a loss on disposal of $0.6 million related to an aging surveillance aircraft recorded in the three months ended June 30, 2023.
Interest Expense
Interest expense increased by $0.3 million, or 6%, to $5.9 million for the three months ended June 30, 2024, from $5.5 million for the three months ended June 30, 2023. The increase was primarily driven by lower capitalized interest associated with the financing of the construction of fixed assets for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Other Income
Other income decreased by $0.5 million, or 76%, to $0.1 million for the three months ended June 30, 2024, from $0.6 million for the three months ended June 30, 2023. The decrease was primarily driven by realized gains from available-for-sale securities of $0.3 million. Refer to “Note 4 – Cash Equivalents and Investment in Marketable Securities” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details. The decrease was also partially attributable to interest income for the embedded derivative of Legacy Bridger Series C Preferred Shares of $0.2 million. Refer to “Note 17 – Mezzanine Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Income Tax Benefit
Income tax benefit increased to $0.5 million for the three months ended June 30, 2024, from zero for the three months ended June 30, 2023. The increase was attributable to a discrete benefit generated from the FMS Acquisition during 2024.
Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
The following table sets forth our unaudited condensed consolidated statements of operations information for the six months ended June 30, 2024 and 2023 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report.

$s in thousands	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$18,521	$11,981	$6,540	55%
Cost of revenues:
Flight operations	10,115	10,032	83	1%
Maintenance	8,958	7,727	1,231	16%
Total cost of revenues	19,073	17,759	1,314	7%
Gross loss	(552)	(5,778)	5,226	(90%)
Selling, general and administrative expense	19,512	48,416	(28,904)	(60%)
Operating loss	(20,064)	(54,194)	34,130	(63%)
Interest expense	(11,777)	(11,206)	(571)	5%
Other income	1,303	1,693	(390)	(23%)
Loss before income taxes	(30,538)	(63,707)	33,169	(52)%
Income tax benefit	470	—	470	n/a
Net loss	$(30,068)	$(63,707)	$33,639	(53%)
Revenues
Revenues increased by $6.5 million, or 55%, to $18.5 million for the six months ended June 30, 2024, from $12.0 million for the six months ended June 30, 2023.
Revenues by service offering for the six months ended June 30, 2024 and 2023 were as follows:

$s in thousands	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$11,347	$10,449	$898	9%
Aerial surveillance	4,097	1,124	2,973	265%
Other services	3,077	408	2,669	654%
Total revenues	$18,521	$11,981	$6,540	55%
Fire suppression revenue increased by $0.9 million, or 9%, to $11.3 million for the six months ended June 30, 2024, from $10.4 million for the six months ended June 30, 2023. The increase was primarily due to an earlier start to the 2024 wildfire season in March and April of 2024, compared to the six months ended June 30, 2023, which led to more aircraft operating for the six months ended June 30, 2024.

Aerial surveillance revenue increased by $3.0 million, or 265%, to $4.1 million for the six months ended June 30, 2024, from $1.1 million for the six months ended June 30, 2023. The increase was primarily due to the higher rate of the Pilatus aircraft operating for the six months ended June 30, 2024 compared to the Twin Commander aircraft operating for the six months ended June 30, 2023. The increase was partially due to an earlier start to the 2024 wildfire season in March and April of 2024, compared to the six months ended June 30, 2023, which led to more aircraft operating for the six months ended June 30, 2024.
Other services revenue increased by $2.7 million, or 654%, to $3.1 million for the six months ended June 30, 2024, from $0.4 million for the six months ended June 30, 2023. The increase was primarily due to return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Revenues by type for the six months ended June 30, 2024 and 2023 were as follows:

$s in thousands	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Period Over Period Change ($)	Period Over Period Change (%)
Flight revenue	$5,396	$5,794	$(398)	(7)%
Standby revenue	9,979	5,136	4,843	94%
Other revenue	3,146	1,051	2,095	199%
Total revenues	$18,521	$11,981	$6,540	55%
Flight revenue decreased by $0.4 million, or 7%, to $5.4 million for the six months ended June 30, 2024, from $5.8 million for the six months ended June 30, 2023. The decrease in flight revenue was primarily due to less flight hours for our Super Scoopers in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. In 2023, the Company actively expanded our aerial firefighting operations in Canada. The Company has had no aerial firefighting operations in Canada in 2024.
Standby revenue increased by $4.8 million, or 94%, to $10.0 million for the six months ended June 30, 2024, from 5.1 million for the six months ended June 30, 2023. The increase was primarily due to the higher rate of the Pilatus aircraft operating for the six months ended June 30, 2024 compared to the Twin Commander aircraft operating for the six months ended June 30, 2023. The increase was also attributable to the early deployment of two Super Scoopers in March and April of 2024.
Other revenue increased by $2.1 million, or 199%, to $3.1 million for the six months ended June 30, 2024, from $1.1 million for the six months ended June 30, 2023. The increase was primarily due to return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Cost of Revenues
Total cost of revenues increased by $1.3 million, or 7%, to $19.1 million for the six months ended June 30, 2024, from $17.8 million for the six months ended June 30, 2023.
Flight Operations
Flight operations expenses increased by $0.1 million, or 1%, to $10.1 million for the six months ended June 30, 2024, from $10.0 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase of employee labor expenses of $0.9 million, an increase in aircraft lease expense of approximately $0.7 million due to two Pilatus operating leases commencing in July 2023 and a Twin Otter operating lease commencing in April 2023, and an increase in training costs of $0.3 million. The increase was partially offset by a decrease of $1.8 million in depreciation expense due to a decrease in flight hours for the Super Scoopers in the six months ended June 30, 2024.
Maintenance
Maintenance expenses increased by $1.2 million, or 16%, to $9.0 million for the six months ended June 30, 2024, from $7.7 million for the six months ended June 30, 2023. The increase was primarily driven by an increase in salaries and wages of $0.6 million, increase in depreciation expense of $0.4 million, and higher subscriptions, licenses, and fees of $0.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $28.9 million, or 60%, to $19.5 million for the six months ended June 30, 2024, from $48.4 million for the six months ended June 30, 2023. The decrease was primarily attributable to the decrease in stock-based compensation of $22.8 million primarily associated with the immediate vesting of RSUs issued to executives and senior management of Bridger in connection with the Reverse Recapitalization in January 2023. The remaining decrease is partially attributable to a decrease in professional service fees of $2.0 million due to higher costs associated with becoming a public company in the first six months of 2023 and a decrease in the market value of the Warrants of $1.7 million.
Interest Expense
Interest expense increased by $0.6 million, or 5%, to $11.8 million for the six months ended June 30, 2024, from $11.2 million for the six months ended June 30, 2023. The increase was primarily driven by lower capitalized interest associated with the financing of the construction of fixed assets for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Other Income
Other income decreased by $0.4 million, or 23%, to $1.3 million for the six months ended June 30, 2024, from Other income of $1.7 million for the six months ended June 30, 2023. The decrease was primarily driven by realized gains on available-for-sale securities of $0.7 million. Refer to “Note 4 – Cash Equivalents and Investment in Marketable Securities” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details. The decrease was offset primarily by an increase in dividend income of $0.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Income Tax Benefit
Income tax benefit increased to $0.5 million for the six months ended June 30, 2024, from zero for the six months ended June 30, 2023. The increase was attributable to a discrete benefit generated from the FMS Acquisition during 2024.
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
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP profitability measure that represents net income or loss for the period before the impact of the interest expense, income tax benefit and depreciation and amortization of property, plant and equipment and intangible assets. EBITDA eliminates potential differences in performance caused by variations in capital structures (affecting financing expenses), the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense).

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
The reconciliation of Net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended June 30, 2024 and 2023 is as follows:

$s in thousands	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Period Over Period Change ($)	Period Over Period Change (%)
Net loss	$(9,981)	$(19,022)	$9,041	(48%)
Income tax benefit	(484)	—	(484)	n/a
Depreciation and amortization	1,998	3,235	(1,237)	(38%)
Interest expense	5,854	5,541	313	6%
EBITDA	(2,613)	(10,246)	7,633	(74%)
Stock-based compensation[1]	4,477	7,547	(3,070)	(41)%
Business development & integration expenses[2]	149	354	(205)	(58)%
Change in fair value of earnout consideration[3]	192	—	192	n/a
Change in fair value of Warrants[4]	(1,865)	1,066	(2,931)	(275%)
Offering costs[5]	(149)	1,184	(1,333)	(113%)
Loss on disposal[6]	—	1,054	(1,054)	(100)%
Adjusted EBITDA	$191	$959	$(768)	(80%)
Net loss margin[7]	(77%)	(164%)
Adjusted EBITDA margin[7]	1%	8%
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
6Represents loss on the disposal of an aging aircraft and the non-cash impairment charges on a retired aircraft.
7Net loss margin calculated as Net loss divided by Total revenue and Adjusted EBITDA margin calculated as Adjusted EBITDA divided by Total revenue.

The reconciliation of Net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the six months ended June 30, 2024 and 2023 is as follows:

$s in thousands	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Period Over Period Change ($)	Period Over Period Change (%)
Net loss	$(30,068)	$(63,707)	$33,639	(53%)
Income tax benefit	(470)	—	(470)	(100%)
Depreciation and amortization	3,288	4,986	(1,698)	(34%)
Interest expense	11,777	11,206	571	5%
EBITDA	(15,473)	(47,515)	32,042	(67%)
Stock-based compensation[1]	10,350	33,144	(22,794)	(69)%
Business development & integration expenses[2]	460	873	(413)	(47)%
Change in fair value of earnout consideration[3]	207	—	207	n/a
Change in fair value of Warrants[4]	(2,132)	(533)	(1,599)	300%
Offering costs[5]	(149)	3,268	(3,417)	(105%)
Loss on disposal[6]	—	1,052	(1,052)	(100)%
Adjusted EBITDA	$(6,737)	$(9,711)	$2,974	(31%)
Net loss margin[7]	(162%)	(532%)
Adjusted EBITDA margin[7]	(36%)	(81%)
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
6Represents loss on the disposal of an aging aircraft and the non-cash impairment charges on a retired aircraft.
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
For the six months ended June 30, 2024, the Company had an operating loss of $20.1 million, net loss of $30.1 million and cash flow used in operating activities of $22.6 million. In addition, as of June 30, 2024, the Company had unrestricted cash and investments of $8.5 million.
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
As of August 9, 2024, $5,869,526 is available for potential future sales under the 2024 ATM Agreement, which may be utilized for future financings under our effective shelf registration statement. The amount registered for potential future sales under the 2024 ATM Agreement was reduced to $5,869,526 on April 15, 2024 in accordance with General Instruction I.B.6 of Form S-3 in connection with the Company’s Registered Direct Offering of 2,183,366 shares of Common Stock described in “Note 18 – Stockholders’ Deficit” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
Current and anticipated noncompliance with financial covenants and uncertainty regarding the Company’s ability to diligently prosecute the cost reduction plan and to raise additional cash funding raise substantial doubt about the Company’s ability to continue as a going concern within 12 months following the issuance date of the condensed consolidated financial statements as of and for the period ended June 30, 2024.
Cash and Marketable Securities
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $8.5 million which were held for working capital purposes and restricted cash of $14.0 million. Restricted cash consists primarily of cash reserved for debt servicing on the Series 2022 Bonds. From time to time, the Company invests its excess cash in highly rated available-for-sale securities, with the primary objective of minimizing the potential risk of principal loss. As of June 30, 2024, the Company had zero of investments in debt securities classified as available-for-sale.
We may receive up to $306.5 million from the exercise of the 9,400,000 private placement warrants and 17,249,874 public warrants of the Company outstanding (collectively, the “Warrants”), assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of Common Stock issuable upon such exercise. On June 28, 2024, the closing price of our Common Stock was $3.74 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and holders of our Warrants are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any cash proceeds from the exercise of our Warrants to fund our operations. Accordingly, we have not relied on the receipt of proceeds from the exercise of our Warrants in assessing our capital requirements and sources of liquidity.
We may in the future seek to raise additional funds through various potential sources, such as equity and debt financing for general corporate purposes or for specific purposes, including in order to pursue growth initiatives. Based on our unrestricted cash and cash equivalents balance as of June 30, 2024, and our projected cash use, we would anticipate the need to raise additional funds through equity or debt financing (or the issuance of stock as acquisition consideration) to pursue any significant acquisition opportunity, at the time of such acquisition opportunity. Our ability to generate proceeds from equity financings will significantly depend on the market price of our Common Stock.
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

Indebtedness
As of June 30, 2024, we held $24.9 million of current liabilities, $16.2 million of which was accrued expenses and other current liabilities.
As of June 30, 2024, we held $217.6 million of long-term liabilities with $203.6 million of total long-term debt, net of debt issuance costs, which are comprised of the Series 2022 Bonds, two separate credit facilities brokered through Live Oak Bank, two separate credit facilities with Rocky Mountain Bank and various short term vehicle loans through First Interstate Bank.
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
Under the terms of such loan agreements, we are subject to certain financial covenants, that require, among other things, that we operate in a manner and to the extent permitted by applicable law, to produce sufficient gross revenues so as to be at all relevant times in compliance with the terms of such covenants, including that we maintain (i) beginning with the fiscal quarter ended December 31, 2023, a minimum debt service coverage ratio (generally calculated as the aggregate amount of our total gross revenues, minus operating expenses, plus interest, depreciation and amortization expense, for any period, over our maximum annual debt service requirements, as determined under such loan agreement) that exceeds 1.25x and (ii) beginning with the fiscal quarter ended September 30, 2022, a minimum liquidity of not less than $8 million in the form of unrestricted cash and cash equivalents, plus liquid investments and unrestricted marketable securities at all times.

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
The Company is not in compliance with the DSCR covenant as of June 30, 2024 and management anticipates the Company will continue to not be in compliance with the DSCR covenant at future quarterly measurement periods in the next 12 months, primarily attributable to the seasonal nature of our business and a less intense 2023 wildfire season. The Company is in compliance with the $8.0 million minimum liquidity requirement as of June 30, 2024. However, management anticipates that the Company may not be in compliance with the minimum liquidity requirement at future quarterly measurement periods in the next 12 months depending on the cash generated from its seasonal firefighting operations in 2024 and 2025.
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
Live Oak Bank Loans
Our loans with Live Oak Bank are subject to financial covenants requiring the Company to maintain a debt service coverage ratio, generally calculated as the ratio of the net cash flow (as defined in the applicable note agreements) to the amount of interest and servicing fees required to be paid over the succeeding 12 months on the principal amount of the note, as applicable, that will be outstanding on the payment date following such date of determination, that exceeds 1.25x at the aircraft or entity level and for the Company’s debt to worth ratio to not exceed 5.00x at the aircraft or entity level. The Company is in compliance with such financial covenants as of June 30, 2024.
Rocky Mountain Bank Loans
Through certain of our subsidiaries, we entered into two credit facilities with Rocky Mountain Bank to finance in part (i) the construction of airplane hangars on September 30, 2019 and (ii) the purchase of four Quest Kodiak aircraft on February 3, 2020. In connection with such credit facilities, we also entered into various term loan and other long-term debt agreements which contain certain financial covenants, including, that we maintain (i) a debt service coverage ratio that exceeds 1.25x (generally calculated as the ratio of the net operating income over the debt service payments made or as the ratio of adjusted EBITDA over the aggregate amount of interest and principal payments, in each case, as determined in the applicable agreement) and (ii) certain senior leverage ratios that do not exceed 7.00x through the third quarter of 2024, 6.00x through the third quarter of 2025, or 5.00x thereafter (generally calculated as the ratio of the senior funded debt over EBITDA, as determined in the applicable agreement). The Company is in compliance with such financial covenants as of June 30, 2024.
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

Prior to the Closing, Legacy Bridger Series C Preferred Shares accrued interest daily at 7% per annum for the first year, 9% per annum for the second year and 11% per annum thereafter. Following the Closing, the Series A Preferred Stock will continue to accrue interest daily at 7% per annum for the first six years, 9% per annum for the seventh year, and 11% per annum thereafter. Accrued interest for the Series A Preferred Stock was $34.6 million as of June 30, 2024.
As of June 30, 2024, it was probable that the Series A Preferred Stock may become redeemable at the holder’s option on or after March 29, 2027. We have elected to recognize changes in redemption value immediately, adjusting the preferred shares to the maximum redemption value at each reporting date. As of June 30, 2024, Series A Preferred Stock had a carrying value and redemption value of $367.2 million.
Common Stock
As of June 30, 2024 and December 31, 2023, we had 53,157,874 and 44,776,926 shares of Common Stock issued and outstanding, respectively.
Historical Cash Flows
Our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2024 and 2023 were as follows:

$s in thousands	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net cash used in operating activities	$(22,558)	$(53,445)
Net cash provided by investing activities	1,448	28,565
Net cash provided by (used in) financing activities	6,718	(4,496)
Net change in cash and cash equivalents	$(14,392)	$(29,375)
Operating Activities
Net cash used in operating activities was $22.6 million for the six months ended June 30, 2024, compared to Net cash used in operating activities of $53.4 million for the six months ended June 30, 2023. Net cash used in operating activities reflects Net loss of $30.1 million for the six months ended June 30, 2024 compared to Net loss of $63.7 million for the six months ended June 30, 2023. Net cash used in operating activities for the six months ended June 30, 2024 reflects add-backs to Net loss for non-cash charges totaling $11.0 million, primarily attributable to stock-based compensation expense of $10.4 million and depreciation and amortization of $3.3 million, partially offset by the change in fair value of the Warrants of $2.1 million and the change in fair value of embedded derivative of $0.9 million. Net cash used in operating activities for the six months ended June 30, 2023 reflects add-backs to Net loss for non-cash charges totaling $37.4 million, primarily attributable to stock-based compensation expense of $32.0 million and partially attributable to depreciation and amortization expense of $5.0 million.
Investing Activities
Net cash used in investing activities was $1.4 million for the six months ended June 30, 2024, compared to Net cash provided by investing activities of $28.6 million for the six months ended June 30, 2023. Net cash used in investing activities for the six months ended June 30, 2024 reflects purchases of property, plant and equipment of $1.9 million, which primarily comprised of purchases aircraft improvements, and expenditures for capitalized software of $0.8 million, partially offset by cash acquired through the FMS acquisition of $2.6 million and proceeds from maturities of marketable securities of $1.1 million. Net cash provided by investing activities for the six months ended June 30, 2023 reflects proceeds from sales and maturities of marketable securities of $42.7 million partially offset by purchases of property, plant and equipment of $12.5 million, which is primarily comprised of aircraft improvements, and the construction in progress of the third hangar of $2.4 million.
Financing Activities
Net cash provided by financing activities was $6.7 million for the six months ended June 30, 2024, compared to Net cash used in financing activities of $4.5 million for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2024 primarily reflects proceeds from issuance of Common Stock in the Registered Direct Offering of $9.2 million, partially offset by repayments on debt of $1.5 million and payment of issuance costs for Common Stock in offerings of $0.7 million. Net cash used in financing activities for the six months ended June 30, 2023 primarily reflects costs incurred related to the Closing of $6.8 million and repayments of debt of $0.9 million, partially offset by proceeds from the Closing of $3.2 million.

Contractual Obligations
Our principal commitments consist of obligations for outstanding leases and debt. The following table summarizes our contractual obligations as of June 30, 2024:

	Payments Due by Period
$s in thousands	Total	Current	Noncurrent
Lease obligations	$10,070	$2,194	$7,876
Debt obligations	205,660	2,121	203,539
Total	$215,730	$4,315	$211,415
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
As of June 30, 2024 and December 31, 2023, we did not have any other relationships with special purpose or variable interest entities which have been established for the purpose of facilitating off-balance sheet arrangement, which have not been consolidated in the consolidated financial statements of the Company. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
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
The Omnibus Plan expires on January 23, 2033 and authorizes 15,099,137 shares of Common Stock for grant life of the Omnibus Plan. As of June 30, 2024, 8,942,234 shares of Common Stock remain available under the Omnibus Plan.
As of June 30, 2024, the Company has granted participants RSUs and bonuses paid in Common Stock under the Omnibus Plan. The fair value of RSUs is determined based on the quoted market price of the Common Stock on the date of grant. Compensation cost for the RSUs is recognized over the requisite service period based on a graded-vesting method. The Company accounts for forfeitures as they occur. Stock-based compensation is included in both Cost of revenues and Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. Upon vesting of each RSU, the Company will issue one share of Common Stock to the RSU holder.
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
When we elect to perform a qualitative assessment and conclude it is more likely that the fair value of the reporting unit is greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary. Otherwise, a quantitative assessment is performed, and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or the business climate that could affect the value of an asset or an adverse reaction. As of the October 1, 2023 annual goodwill impairment test, the Company’s qualitative analysis indicated the fair value of the Company’s reporting unit exceeded its carrying value. No goodwill impairment charges were recorded for the three and six months ended June 30, 2024 or 2023.

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
Cost Method Investments
We hold equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment, totaling $5.0 million as of June 30, 2024 and December 31, 2023.
Variable Interest Entities
We follow ASC 810-10-15 guidance with respect to accounting for VIEs. These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances. For the three and six months ended June 30, 2024 and 2023, Northern Fire Management Services, LLC, a VIE of which the Company was identified as the primary beneficiary, is consolidated into our financial statements. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
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
We will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by our emerging growth company status may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three and six months ended June 30, 2024 and the year ended December 31, 2023.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report are not historical facts but are forward-looking statements, including for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “project,” “forecast,” “predict,” “poised,” “positioned,” “potential,” “seem,” “seek,” “future,” “outlook,” “target,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, (1) anticipated expansion of Bridger’s operations and increased deployment of Bridger’s aircraft fleet, including references to Bridger’s acquisition of and/or right to use the four Spanish Scoopers, including the expected closing timings thereof, the anticipated benefits therefrom, and the ultimate structure of such acquisitions and/or right to use arrangements; (2) Bridger’s business and growth plans and future financial performance; (3) current and future demand for aerial firefighting services, including the duration or severity of any domestic or international wildfire seasons; (4) the magnitude, timing, and benefits from any cost reduction actions; (5) Bridger’s exploration of, need for, or completion of any future financings, and (6) anticipated investments in additional aircraft, capital resources, and research and development and the effect of these investments. These statements are based on various assumptions and estimates, whether or not identified in this Quarterly Report, and on the current expectations of Bridger’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of Bridger. These forward-looking statements are subject to a number of risks and uncertainties, including: Bridger’s ability to identify and effectively implement any current or future anticipated cost reductions, including any resulting impacts to Bridger’s business and operations therefrom; the duration or severity of any domestic or international wildfire seasons; changes in domestic and foreign business, market, financial, political and legal conditions; Bridger’s failure to realize the anticipated benefits of any acquisitions; Bridger’s successful integration of any aircraft (including achievement of synergies and cost reductions); Bridger’s ability to successfully and timely develop, sell and expand its services, and otherwise implement its growth strategy; risks relating to Bridger’s operations and business, including information technology and cybersecurity risks, loss of requisite licenses, flight safety risks, loss of key customers and deterioration in relationships between Bridger and its employees; risks related to increased competition; risks relating to potential disruption of current plans, operations and infrastructure of Bridger, including as a result of the consummation of any acquisition; risks that Bridger is unable to secure or protect its intellectual property; risks that Bridger experiences difficulties managing its growth and expanding operations; Bridger's ability to compete with existing or new companies that could cause downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share; the ability to successfully select, execute or integrate future acquisitions into Bridger's business, which could result in material adverse effects to operations and financial conditions; and those factors discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in Bridger’s Annual Report filed with the U.S. Securities and Exchange Commission on March 20, 2024, as amended by Amendment No. 1 to Bridger’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission on July 12, 2024, and in this Quarterly Report. If any of these risks materialize or Bridger management's assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. The risks and uncertainties above are not exhaustive, and there may be additional risks that Bridger presently does not know or that Bridger currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect Bridger’s expectations, plans or forecasts of future events and views as of the date of this Quarterly Report. Bridger anticipates that subsequent events and developments will cause Bridger’s assessments to change. However, while Bridger may elect to update these forward-looking statements at some point in the future, Bridger specifically disclaims any obligation to do so. These forward-looking statements should not be relied upon as representing Bridger’s assessments as of any date subsequent to the date of this Quarterly Report. Accordingly, undue reliance should not be placed upon the forward-looking statements contained in this Quarterly Report.

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
We have begun the process of, and are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses, including:
•     the recruitment of additional personnel with extensive knowledge of GAAP, implementation of software to facilitate the accumulation and review of our financial information, and utilization of third party consultants and specialists to supplement our internal resources and assist with the accounting and review of complex transactions, accounting matters and related presentation and disclosure, as well as implementing processes and controls to segregate key functions within our finance systems, as appropriate;
•     designing and following a formalized control plan related to IT general controls, including controls related to developing, implementing and managing access to and implementing financially significant systems within our IT environment; and
•     engaging internal and external resources to assist with the design and evaluation of internal controls and the remediation of deficiencies, as necessary.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to the material weaknesses described below.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is involved in legal proceedings and litigation in the ordinary course of business. Other than routine litigation incidental to the Company’s business, there are no material pending legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.
ITEM 1A. RISK FACTORS.
Except as detailed below, there have been no material changes in the Company’s risk factors from those discussed in our Annual Report on Form 10-K filed with the SEC on March 20, 2024, as amended by Amendment No. 1 to Bridger’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, filed with the SEC on July 12, 2024.
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
We completed municipal bond financings in July 2022 and August 2022 that raised gross proceeds in the aggregate of $160.0 million. As of June 30, 2024, we had $209.9 million of total debt outstanding. In connection with such bond financings, we have entered into various loan agreements, which contain certain financial covenants, that require, among other things, that we operate in a manner and to the extent permitted by applicable law, to produce sufficient gross revenues so as to be at all relevant times in compliance with the terms of such covenants, including that we maintain (i) beginning with the fiscal quarter ending December 31, 2023, a minimum debt service coverage ratio (generally calculated as the aggregate amount of our total gross revenues, minus operating expenses, plus interest, depreciation and amortization expense, for any period, over our maximum annual debt service requirements, as determined under such loan agreement) that exceeds 1.25x and (ii) beginning with the fiscal quarter ending September 30, 2022, a minimum liquidity of not less than $8.0 million in the form of unrestricted cash and cash equivalents, plus liquid investments and unrestricted marketable securities at all times.
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
The Company is not in compliance with the debt service coverage ratio (“DSCR”) covenant as of June 30, 2024 and management anticipates the Company will continue to not be in compliance with the DSCR covenant at future quarterly measurement periods in the next 12 months, primarily attributable to the seasonal nature of our business and a less intense 2023 wildfire season. The Company is in compliance with the $8.0 million minimum liquidity requirement as of June 30, 2024. However, management anticipates that the Company may not be in compliance with the minimum liquidity requirement at future quarterly measurement periods in the next 12 months depending on the cash generated from its seasonal firefighting operations in 2024 and 2025.
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
As further described under the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness,” we have also entered into various term loan agreements and other long-term debt to fund the purchase of additional aircraft and finance the construction of aircraft hangars. Under the terms of such agreements, we are subject to certain financial covenants including, a DSCR, current assets to liabilities and senior leverage ratios requirements, respectively, under the agreements of our credit facilities with Rocky Mountain Bank. The Company is in compliance with such financial covenants as of June 30, 2024. However, no assurance can be provided that we will be able to satisfy such financial covenants in future periods or that we will be able to obtain a waiver from our lenders in the event of non-compliance. A breach of any of these covenants or the occurrence of other events specified in the agreements or related debt documents could result in an event of default under the same and give rise to the lenders’ right to accelerate our debt obligations thereunder and pursue other remedial actions under our credit facilities and/or trigger a cross-default under our other debt agreements, including our Series 2022 Bonds.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1+
Agreement and Plan of Merger, dated June 28, 2024, by and among Flight Test & Mechanical Solutions, Inc., Bridger Aerospace Group Holdings, Inc., Bridger FMS Merger Sub Inc. and Jesse Whitfield, solely in his capacity as the company representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024).

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

10.1
Form of Securities Purchase Agreement, dated as of April 15, 2024, by and between Bridger Aerospace Group Holdings, Inc. and the investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024).

10.2++
Second Amendment to Amended and Restated Services Agreement, dated May 8, 2024, by and between Bridger Aerospace Group Holdings, Inc., Albacete Aero, S.L.U, and Bridger Aerospace Europe, S.L.U.. and MAB Funding Designated Activity Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).

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
*    Filed herewith.
**    Furnished herewith.
+    Schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
++    Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 13, 2024

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

	By:	/s/ Sam Davis
	Name:	Sam Davis
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Gerratt
	Name:	Eric Gerratt
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)