Form 10-K
period 2024-12-31
Bridger Aerospace Group Holdings, Inc.
filed 2025-03-14
CIK 1941536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $78.1 million.
As of March 10, 2025, there were 54,218,024 shares of Common Stock, $0.0001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that include risks and uncertainties. Statements that are not current or historical facts, including statements about the beliefs and expectations of Bridger Aerospace Group Holdings, Inc. (the “Company,” “Bridger,” “we” or “us”), are forward-looking statements. Forward-looking statements generally are accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “project,” “forecast,” “predict,” “poised,” “positioned,” “potential,” “seem,” “seek,” “future,” “outlook,” “target” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements regarding: (1) the anticipated expansion of Bridger’s operations and increased deployment of Bridger’s aircraft fleet, the anticipated benefits therefrom and the ultimate structure of such acquisitions and/or right to use arrangements; (2) Bridger’s business and growth plans and future financial performance; (3) current and future demand for aerial firefighting services, including the duration or severity of any domestic or international wildfire seasons; (4) the magnitude, timing and benefits from any cost reduction actions; (5) Bridger’s exploration of, need for, or completion of any future financings; (6) Bridger’s potential sources of liquidity and capital resources; (7) remediation plan for its material weaknesses in Bridger’s internal control over financial reporting; and (8) anticipated investments in additional aircraft, capital resources and research and development and the effect of these investments. These statements are based on various assumptions and estimates,that Bridger believes to be reasonable when made, but may not prove to be accurate. Forward-looking statements are not guarantees and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. These forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, those factors discussed in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Operations” and elsewhere in this report. Many of those factors are outside of Bridger’s control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than described herein. In addition, forward-looking statements reflect Bridger’s expectations, plans or forecasts of future events and views as of the date of this Annual Report on Form 10-K. Bridger anticipates that subsequent events and developments will cause Bridger’s assessments to change. Except to the extent required by law, Bridger undertakes no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. These forward-looking statements should not be relied upon as representing Bridger’s assessments as of any date subsequent to the date of this Annual Report on Form 10-K. Accordingly, undue reliance should not be placed upon the forward-looking statements contained in this Annual Report on Form 10-K.
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
Bridger was founded by our former Chief Executive Officer, former Navy SEAL officer and current United States Senator Timothy Sheehy, in Bozeman, Montana in 2014 with one aircraft and a vision to build a global enterprise to fight wildfires. Bridger has since grown into a full-spectrum aerial firefighting service provider in the U.S. and in the field of aerial wildfire management, offering technology and services to provide front-line firefighters and fire suppression decision-makers access to key fire data in order to effectively combat wildfires.
On January 24, 2023, Bridger completed a reverse recapitalization (the “Reverse Recapitalization”) with Jack Creek Investment Corp. (“JCIC”). As a result of the Reverse Recapitalization, Bridger and its subsidiaries prior to the consummation of the Reverse Recapitalization (“Legacy Bridger”) and JCIC each became wholly-owned subsidiaries of the Company.
As of December 31, 2024, the Company has a team of 191 employees and has developed an ecosystem of solutions, services and technologies supporting firefighting ground crews and the public.
According to an article on Climate Change Indicators by the United States Environmental Protection Agency, multiple studies have found that “climate change has already led to an increase in wildfire season length, wildfire frequency and burned area,” “climate change threatens to increase the frequency, extent and severity of fires through increased temperatures and drought” and wildfires release a significant amount of carbon emissions each year.
The areas in which human development meets or intermingles with undeveloped wildland and vegetative fuels that are both fire-dependent and fire-prone (“wildland-urban interface” or “WUI”) have grown by more than 179,000 square kilometers in the U.S. from 1990 to 2020, according to a 2023 article by the United States Forest Service (the “USFS” and, such article, the “USFS WUI Increase Article”). WUI areas, which comprise 9.4% of the U.S. land area, now include nearly one-third of all residences, according to the USFS WUI Increase Article. At the same time, the average annual acres burned per fire between 1985 and 2023 have increased more than twofold according to data published by the National Interagency Fire Center (the “NIFC”). As the WUI areas continue to grow and wildfires grow larger, more aggressive firefighting strategies are necessary to ensure public safety.
These trends have led the U.S. federal government to increase spending on fire suppression, with a compound annual growth rate of 7.0%, since 1985 to $3.2 billion in 2023, according to the NIFC Suppression Costs Data. Even with this increased spending and demand, unfulfilled requests for fixed wing aircraft for aerial firefighting grew at a compound annual growth rate of 3.8% between 2002 and 2023, with 574 unfulfilled requests in 2023, according to National Interagency Coordination Center (“NICC”).
Amid raging wildfires and changing climate, we use sustainable and environmentally friendly firefighting methods. By sourcing water near the fire for our fire suppression services, we minimize harm to the local water system by keeping water in the local ecology and reducing flight time between scoops and drops.
Bridger’s management estimates that aerial suppression spend represented approximately 42.7% of an estimated $21.9 billion firefighting market (defined as the sum of air-based suppression, ground and fire data, aerial imagery-related and emergency mobile application markets) globally in 2021. There is a rapidly growing global need for fire suppression assets, and Bridger’s management believes that a shift away from ground services to air-based suppression has already commenced. The market is anticipated to continue to expand as wildfires rage across Europe and the U.S.
Business Description
Our portfolio is organized across three core offerings:
Fire Suppression: Consists of deploying specialized Viking CL-415EAF (“Super Scooper”) aircraft to drop large amounts of water quickly and directly on wildfires.

Aerial Surveillance: Consists of providing aerial surveillance via manned (“Air Attack”) aircraft for fire suppression aircraft over an incident and providing tactical coordination with the incident commander.
Maintenance, Repair and Overhaul (“MRO”): Consists of maintenance and repair services for return-to-service upgrades of certain Canadair CL-215T Amphibious (“Spanish Scoopers”) aircraft as well as airframe modification and integration solutions for governmental and commercial customers.
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
We have eight years of experience in providing USFS Type 1 Air Tactical Group Supervisors (“ATGS”), and the aerial platform to relay the necessary information, to ground-based Interagency Incident Commanders (“Incident Commanders”), who are responsible for the overall management of the wildfire and determine how resources are deployed. We are one of the largest ATGS platform providers in the U.S. and have contracts covering 100% of the U.S.
MRO
We provide maintenance and repair services for return-to-service upgrades of the Spanish Scoopers as well as airframe modification and integration solutions for governmental and commercial customers.
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
We currently operate an aircraft fleet of sixteen planes, comprised of the following:
•Six Super Scoopers;
•Three Twin Commanders;
•Four Daher Kodiak 100s (“Daher Kodiaks”); and
•Three Pilatus PC-12 (“Pilatus”) (one owned and two leased).
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

Source: 2012 Air Attack Against Wildfire Study by the Rand Homeland Security and Defense Center.
The Super Scooper aircraft has an excellent safety record, direct support from the original equipment manufacturer (the “OEM”), short take-off and landing capabilities (“STOL”) and a multi-crew flight deck. The Super Scooper has a cruising speed of 207 miles per hour. Additionally, the Super Scooper is a highly efficient aircraft when fighting wildland fires and has the ability to drop a higher volume of liquid than retardant-dropping fixed-wing aircraft over the same amount of time due to its ability to gather water from nearby bodies of water.
We have never been assessed with any safety violations and/or citations, nor have any of our aircraft, including our Super Scooper aircraft, ever been involved in any crashes or serious injuries. We have also adopted a safety management system (“SMS”) designed to reduce the likelihood of safety-related issues arising in the course of our overall operations. The SMS program has been audited by both the Federal Aviation Administration (the “FAA”) and the USFS.
Furthermore, the Super Scooper has the ability to operate from smaller airports with runways as short as 2,500 feet in length while larger jet-powered aerial firefighting aircraft often need a runway of at least 4,000 feet in length. The Super Scooper is capable of scooping water in 12 seconds from bodies of water of 4,400 feet or more in length and can empty the water load in 3 seconds in one drop or split the drop into two. The Super Scooper’s water tank capacity is shown in the table below:

	Volume			Weight
	Liters	Imp Gal	U.S. Gal	Kg	Lbs
Each tank	2,673	588	706	2,722	6,000
Total both tanks	5,346	1,176	1,412	5,443	12,000

A summary graphic of the Super Scooper and its efficiency in collecting water is provided below.
Source: United States Department of Agriculture Amphibious Water Scooper Aircraft Operations Plan 2016.
Air Attack Fleet
Our Air Attack fleet provides high level situational awareness of fire growth, ground firefighting elements, other aircraft within the fire traffic area and changing weather conditions to Incident Commanders. Each aircraft is outfitted with a broad suite of communication technologies. The Daher Kodiaks and Pilatus are known for their rugged build and versatility in landing on challenging terrain, which is an asset given the inconsistent and harsh flying conditions that challenge aerial firefighting. Our Air Attack fleet is suitable for STOL, allowing for deployment in a greater range of scenarios. A high level of reliability allows the aircraft to be serviced and available for contract for more days, with fewer unscheduled in-field maintenance events. Above active wildfires, the aircraft can maintain the fuel efficiency required to loiter for four to seven hours with slow and stable flight characteristics, offering the ATGS greater visibility.
Key Market Drivers and Opportunities
There are several key market drivers and opportunities for our business, including:
Longer and more severe fire seasons drive demand for fire suppression and aerial surveillance services
NIFC Suppression Costs Data supports that the acreage burned in the U.S. has increased over time. While there is variability in the acreage burned in any given year, the annual average of 7.2 million acres burned from 2004 to 2023 has almost doubled the annual average acreage burned from 1985 to 2003 of 3.7 million.
While the North American wildfire off-season has historically occurred between October and May, fires are starting earlier in the spring and lasting deeper into the fall according to the United States Environmental Protection Agency (the “EPA”). The U.S. fire season is also lengthening on a consistent basis – according to Climate Central, the U.S. fire season is on average 105 days longer than it was in 1970. Climate Central also reported that the average number of large fires (greater than 1,000 acres) burning each year had tripled between the period of the 1970s to the 2010s, and the acres burned by such fires showed a six-fold increase in the 2010s compared to the 1970s. Climate Central attributes the lengthening wildfire season to factors including warmer springs, longer summer dry seasons and drier soils and vegetation, with climate change threatening to increase the extent and severity of these fires. The United States national fire preparedness level has increased over time. The five preparedness levels range from the lowest (1) to the highest (5); and are dictated by fuel and weather conditions, fire activity and fire suppression resource availability throughout the country. Level 5 represents that several geographic areas are experiencing large, complex wildfire incidents, which have the potential to exhaust national wildland firefighting resources, while Level 1 represents that there is very minimal fire activity. According to data provided by the NIFC, the average U.S. fire preparedness level during the main wildfire season (June through September) has increased over time by more than one level: during the past five years (2020 – 2024) the average U.S. fire preparedness level was 3.32, while the average U.S. fire preparedness level since 1990 was 2.80.

Federal and state funding for wildfire control
National funding for wildfire management is appropriated by the U.S. Congress (“Congress”) and each state pays for wildland firefighting slightly differently. While fire suppression activities on wildlands in the U.S. are financed through federal funds, budget-making processes may restrict the amount allocated. According to the NIFC Suppression Costs Data, the average annual federal government fire suppression spending was $3.0 billion for the five-year period from 2019 to 2023, an increase of 28%, compared to $2.3 billion of average annual spending for the previous five-year period from 2014 to 2018. The funding is allocated to the Department of the Interior (the “DOI”) and the USFS. Our company then enters into short, medium and long-term contracts with federal agencies during the firefighting season. On the state level, we are generally seeing significant increases in several state governments and private entities who are preparing themselves for the new fire reality. For example, in July 2023, the federal government announced the allocation of $185.0 million to support wildland fire management nationwide in 2023 and to assist land managers in planning for wildfire management activities in fiscal year 2024. This investment builds on $278.0 million, announced in March 2023 and December 2022, already allocated in 2023. In 2021, Washington State invested $328.0 million over the five following years to fight wildfires. While this level of commitment is unique, it is reflective of the increased awareness across many levels of government and private entities that wildfire risk has entered a new era of severity.
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
Super Scoopers are multi-engine airtankers built specifically for wildland firefighting. They are highly effective at fighting fires and have historically only been owned and operated by foreign governments throughout Canada and the European Union (there are approximately 100 amphibious scooping aircraft owned by governments throughout the world) and as a result, used amphibious scooping aircraft are difficult to locate and obtain in the United States. We are an original customer for Longview Aviation Services Inc.’s (“LAS”) launch of their Super Scooper CL-415EAF (Enhanced Aerial Firefighter) Program. LAS has only manufactured a limited number of Super Scoopers available for sale between 2020 and 2025, and pursuant to our purchase agreement with LAS and Viking, dated April 13, 2018 (the “LAS Purchase Agreement”), we agreed to purchase six of the limited number of Super Scoopers. On February 17, 2023, we received our sixth Super Scooper, which allows greater deployment of the Bridger aircraft fleet across the U.S. As we are a long-standing customer of LAS, and as LAS develops their next generation of aerial firefighting solutions, our continuous feedback informs advancements in firefighting technology.
On November 17, 2023, we entered into a series of agreements with MAB Funding, LLC (“MAB”) and its subsidiary designed to facilitate the purchase and return to service of four Canadair CL-215T Amphibious Aircraft (the “Spanish Scoopers”) originally awarded to the Company in September 2023 via a public tender process from the Government of Spain for €40.3 million. The terms of the agreements provide that the Company will manage the return to service upgrades of the Spanish Scoopers while they are owned and funded by MAB. The Company has the right, but not the obligation, to acquire each plane as it is ready to be contracted and returned to service. The Company plans to acquire the Spanish Scoopers in a sequential manner as they are modified and subsequently contracted for service.
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
The Super Scooper leverages modern turbine engines to deliver superior high-altitude performance. The Super Scooper is able to reload in under a minute, compared to a reload time of approximately 30 minutes to one hour for other air tankers, depending on base capabilities, enabling the Super Scooper to make more drops in the same amount of time. The Super Scooper can drop approximately 50,000 gallons before requiring refueling, while the largest tanker in the market can only drop 30,000 gallons of retardant before needing to refuel and reload retardant. The Super Scooper aircraft allow for rapid delivery of water strikes to extinguish wildfires, particularly when deployed in tandem or larger groups to allow for continuous water-delivery as aircraft return to the water source.
Highly-skilled crew of pilots and maintenance personnel
As of December 31, 2024, we have 15 captains on staff as part of the Super Scooper flight crew. Each captain has thousands of hours of flight time. All flight crew have a minimum of four years of aerial firefighting experience. Recurrent training for all flight crew is required in a Level D full motion flight simulator.
Each of our pilots attends annual and recurrent training specific to the aircraft they operate and to meet our standards of safety and standard operating procedures. Each pilot that flies an aircraft on contract for a government agency receives a certification card on an annual basis that validates they are qualified by the government to safely operate the aircraft while on contract.
As of December 31, 2024, we have 11 crew chiefs on staff as part of the Super Scooper maintenance crew. Each crew chief has thousands of hours maintaining aircraft in the Viking family and are familiar with firefighting operations. Factory training is mandatory for all of the maintenance team specific to the aircraft and components they maintain. They are also required to complete company-specific training courses regarding safety, standard operating procedures and systems in which they track and sign-off on maintenance logs.
Long-standing client relationships
We have provided aerial firefighting services since 2015 to government agencies, including the USFS, California Department of Forestry and Fire Protection (“Cal Fire”) and multiple other state governments. We have been praised as an industry leader, specifically by the USFS, with regards to the SMS program and have been recommended by the USFS as a model for safe aircraft operations. Currently, we maintain active contracts with multiple federal agencies and the state governments of many high wildfire risk states. Historically, we have experienced a 100% renewal rate on our federal and state contracts. We bid upon and were awarded a USFS multi-year contract beginning with the 2021 fire season through the beginning of the 2025 fire season for the use of our Super Scooper planes, which we anticipate will be extended through the 2025 fire season.

Our relationship with the USFS involves two material service agreements: Contract No. 1202SA21T9009, dated as of June 3, 2021 (“Call-When-Needed Water Scooper Contract”), and a National Multiple Award Task Order Contract (“MATOC”), pursuant to which we provide light fixed wing aircraft firefighting services on an exclusive use basis for the Northern, Rocky Mountain, Southwestern, Intermountain and Pacific Southwest regions, as defined by the U.S. Department of Agriculture. Under the Call-When-Needed Water Scooper Contract, we provide Super Scooper aircraft services for wildland firefighting on a national basis for a period of four years from June 3, 2021. We generate revenue under the Call-When-Needed Water Scooper Contract from task orders placed by the USFS. Under the terms of the Call-When-Needed Water Scooper Contract, the USFS reserves the right to terminate the Call-When-Needed Water Scooper Contract, or any part thereof, for its sole convenience or in the event of any default by us. All of our light fixed-wing Air Attack aircraft and the multi-mission Pilatus are available under the MATOC.
Our Growth Strategy
Acquire and deploy additional aircraft to meet increased demand
We are an original customer for LAS’s launch of its Super Scooper CL-415EAF Program. There are approximately 100 amphibious scooping aircraft owned by governments throughout the world and as a result, used amphibious scooping aircraft are difficult to locate and obtain. LAS has only made a limited number of new Super Scoopers available for sale between 2020 and 2025, of which the Company has purchased six.
Expanding our services
Fire Monitoring Technology: Current consolidated fire data is controlled by wildfire agencies with limited to no access publicly available. On September 14, 2023, we acquired Ignis Technologies (“Ignis”) to develop a pioneering mobile and web platform that elevates firefighter situational awareness, creates an interoperable common operating picture across firefighting units and produces real time, high value data to help fire organizations better manage wildfire risk.
MRO: We have an experienced and well-trained crew of maintenance professionals. Maintenance personnel and their maintenance support staff are current on all general aviation standards and requirements and are specifically trained to service our fleet of aircraft as well as customer aircraft. We ensure our maintenance team has all the necessary equipment needed to exceed FAA maintenance standards and maintain USFS and DOI contract aircraft requirements. We are a FAA Certified Part 145 Repair Station offering in-house airframe and avionics repair capabilities for our aerial firefighting fleet. In April 2022, our Part 145 Certified Repair Station was awarded an ISO 9110 certification which is one of the highest standards in a repair organization recognized by the FAA. This certification was completed by the British Standards Institution, recognized as an industry leader in quality management systems.
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
We are exploring the possibility of operating internationally during the North American wildfire off-season, which generally occurs between October and May. We seek to become a global entity that provides aerial firefighting services worldwide. Our goal is to bring our aerial suppression services to Europe through the agreement entered into for the Spanish Scoopers in November 2023. Additionally, we plan to bring the Super Scooper to Asia and/or South America in the future and to demonstrate the platform’s effectiveness. Currently, Super Scoopers are either not utilized on wildland fires in these areas or are not operated in a contractor-owned, contractor-operated business model. We plan to fill an underserved need to provide an alternative solution to aging and obsolete government-owned, government-operated fleets.
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
Our Customers
Our high-performing aircraft, including the Super Scooper, and full-service support platforms have allowed us to enter into contracts with U.S. federal, state and local governmental entities and focus on growth while building additional services to map and analyze fire boundaries. Currently, we are engaged in short, medium and long-term contracts with multiple federal agencies such as the USFS and DOI and the state governments of many of the states most endangered by wildfires. Automatically renewing contracts with governmental entities provide stable revenue streams, allowing us to innovate in the aerial firefighting industry and diversify offerings to customers.
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
Backlog
Backlog represents management’s estimate of the remaining unsatisfied performance obligation from work to be performed on our firm orders under uncompleted contracts and customer purchase orders, including approved change orders as well as new contractual agreements on which work has not begun. Our backlog will be recognized as revenue as we complete the remaining performance obligations. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed. Typically, our contracts may have an early termination for convenience clause at the discretion of our customers; however, most of these contracts typically provide for the reimbursement of our costs incurred and a reasonable margin in the event of such early termination. Our methodology for determining backlog may not be comparable to the methodology used by other companies.
As of December 31, 2024, the Company has backlog of $8.1 million, of which approximately $8.1 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers and may not be indicative of continuing revenue performance over future fiscal quarters.

Human Capital
Our employees are critical to our success. On December 31, 2024, we had 191 employees. We have high selection standards, recruiting individuals with specific technical skills and demonstrated ability to work independently in a wide variety of work environments. Prior to joining our company, many of our employees had prior experience working for a wide variety of reputed research, commercial and military aerospace and non-aerospace organizations. As a company founded by veterans, we seek to employ qualified veterans and draw upon the experiences of their shared military background including their strategic mindset, management skillset and high level of discipline. As of December 31, 2024, approximately one out of ten of our employees is a veteran of the U.S. military.
To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good. We routinely solicit feedback from our entire employee base and empower individuals by encouraging them to formulate solutions and process improvements no matter the level of role. Accordingly, our voluntary turnover is very low, employee engagement is high and we have not experienced any interruptions of operations due to labor disagreements. Our employees are not subject to collective bargaining agreements or represented by labor union.
Health and Safety
We are committed to the safety of our employees. We maintain environmental, health and safety policies that seek to promote the operation of our business in a manner that is protective of the health and safety of the public and its employees. Our operations offer several health and welfare programs to employees to promote fitness and wellness and to encourage preventative healthcare. In addition, our employees are offered a confidential employee assistance program that provides professional counseling to employees and their family members. We have a holistic philosophy for our benefits offerings, supporting physical health, mental health, financial health, community support and a wide variety of insurance plans to hedge against uncertain losses (e.g., accident, short term disability, paid leaves and life insurance).
Employee Trainings
To address the inherently dangerous nature of the job, we adhere to achieving operational excellence and providing our employees with the means to further their development. All of our pilots are given extensive training during the winter months, regardless of tenure or previous experience. The trainings include classroom and online courses, simulators and in-plane time. We strive to have high industry standards and employ several dedicated pilot and airframe-specific trainers. Routinely, we fund enhanced workforce training in specific technical fields related to those employees’ desires. In one instance, we have had an employee who was hired as a facility cleaner. With further training and investment, the employee became a ground vehicle support manager and is now an aircraft mechanic. We also hire entry level mechanics and train them to obtain their airframe and powerplant certification, which allows them to perform maintenance on any aircraft unsupervised.
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
Other Information
General information about us can be found at bridgeraerospace.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (the “SEC”).
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
•Inability to source and hire personnel with appropriate skills and experience would inhibit operations.
•The development of superior alternative firefighting tactics or technology that do not rely on our existing and planned capital assets could reduce demand for our services and result in a material reduction in our revenue and results of operations.
Operations Risks
•A cyber-based attack of our IT systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales and harm to our reputation.
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
•We rely on a few large customers for a majority of our business.

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
Financial and Capital Strategy Risks
•We may require substantial additional funding to finance our operations and growth strategy, but adequate additional financing may not be available when we need it, on acceptable terms, or at all.
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
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occur, our stock price, business, operating results and financial condition could be materially adversely affected and the market price of our securities could decline, causing our equity holders to lose all or a portion of their investment.

Aviation and Firefighting Risks
Our operation of aircraft involves a degree of inherent risk, and we could suffer losses and adverse publicity stemming from any accident, whether related to us or not, involving aircraft, helicopters, or commercial drones similar to the assets we use in our operations.
The operation of aircraft is subject to various risks, and demand for firefighting services, may in the future be impacted by accidents or other safety issues regardless of whether such accidents or issues involve Bridger flights, our aircraft operators, or aircraft flown by our aircraft operators. Air transportation hazards, such as adverse weather conditions, fire and mechanical failures and the operation of third-party drones or other aircraft in the same air space as Bridger may operate, may result in death or injury to personnel and passengers which could impact client confidence in a particular aircraft type. Safety statistics for air travel are reported by multiple parties, including the Department of Transportation (the “DOT”) and National Transportation Safety Board, and are often separated into categories of transportation. Because our aerial firefighting services include a variety of aircraft, our clients may have a hard time determining how safe aerial firefighting services are, and their confidence in aerial firefighting may be impacted by, among other things, the classification of accidents in ways that reflect poorly on aerial firefighting services or the methods that aerial firefighting services utilize.
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
Increased accident history could bar us from certain contracts, thereby reducing demand for our services. Further, if our personnel or one of the aircraft models that is used by us is involved in a public incident, accident, catastrophe, or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe, or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe, or action involving our employees or one of the aircraft models used by us could create an adverse public perception, which could harm our reputation, resulting in existing or potential customers being reluctant to use our services and adversely impacting our business, results of operations and financial condition. If one or more of our operators were to suffer an accident or lose the ability to fly certain aircraft due to safety concerns or investigations, we may be required to cancel or delay certain aerial firefighting services until replacement aircraft and personnel are obtained.
Our operations may also be negatively impacted by accidents or other safety-related events or investigations that occur in or near the airports and the hangars we utilize for our aerial firefighting services. For example, if an accident were to occur at or near one of our hangars that we rely on for certain flights, we may be unable to utilize that hangar until the accident has been cleared, any damages to the facilities have been repaired and any insurance, regulatory, or other investigations have been completed. Similarly, an adverse safety event by a third- party with respect to the CL-415EAF or any of the other planes in our fleet could result in temporary or permanent bans on certain aircraft models by our current or future customers.
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

Our revenues are disproportionately derived from the services of our Super Scoopers. The unavailability of one or more of our Super Scoopers could result in a significant reduction in our revenues and adversely affect our results of operations. For example, in 2022, we experienced a delay with the delivery of our fifth and sixth Super Scooper aircraft. We originally expected that the fifth Super Scooper and sixth Super Scooper would be delivered in May and July 2022, respectively, but ultimately, the delivery and subsequent preparation for deployment of the fifth Super Scooper was delayed until September 2022 and the sixth Super Scooper was not delivered until February 2023. As a result of such delays, our results of operations for the 2022 wildfire season were materially affected. Additionally, only pilots with significant flight hours can operate Super Scoopers, and there are a limited number of available pilots due to the demanding levels of training. There are a limited number of Super Scoopers in operation globally. Certain replacement parts may be unavailable or difficult to obtain, and we may be unable to hire sufficient mechanics trained to service Super Scoopers.
Our pilots and mechanics are required by contract to meet a minimum standard of operational experience. Finding and employing individuals with the necessary level of experience and certification has required us to hire Canadian personnel in addition to U.S. personnel. Inability to source and hire personnel with appropriate skills and experience would inhibit operations.
Our business’s success depends on our continued ability to attract, retain and motivate highly qualified personnel with experience in the aviation space, including pilots and mechanics. However, competition for qualified personnel is intense. Our business may not be successful in attracting qualified personnel to fulfill our current or future needs. In the event that we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development and expansion of our business, and may have difficulty in meeting our obligations as a public company.
In addition, competitors and others may attempt to recruit our employees. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management, pilots and other technical personnel, could materially and adversely affect our business, financial condition and results of operations. In addition, the replacement of key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.
The development of superior alternative firefighting tactics or technology that do not rely on our existing and planned capital assets could reduce demand for our services and result in a material reduction in our revenue and results of operations.
Our aircraft have been modified to deploy our technology and support our existing firefighting tactics to fight wildfires. In particular, the Super Scooper is specially designed to fight forest fires with water and to refill from open bodies of water. If new technology or firefighting tactics are created or discovered that provide more powerful, more economic, faster, safer, more environmentally friendly or services that are otherwise superior in certain aspects to our current services, then we may see reduced demand for our services or be required to incur additional costs to adapt our fleet to such technologies or firefighting tactics. Additionally, current and potential government customers may push towards contracting services from customers with modernized fleets. All of these changes could narrow the scope of future contracts to exclude our existing assets, which could reduce demand for our services, our revenues and earnings.
Operations Risks
We rely on our IT systems to manage numerous aspects of our business. A cyber-based attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales and harm to our reputation.
We rely on IT networks and systems to operate and manage our business. Our IT networks and systems process, transmit and store personal and financial information and proprietary information of our business. The technology also allows us to coordinate our business across our operation bases and communicate with our employees and externally with customers, suppliers, partners and other third parties. While we believe we take reasonable steps to secure these IT networks and systems, and the data processed, transmitted and stored thereon, such networks, systems and data may be susceptible to cyberattacks, viruses, malware, or other unauthorized access or damage (including by environmental, malicious, or negligent acts), which could result in unauthorized access to, or the release and public exposure of, our proprietary information or our users’ personal information. In addition, cyberattacks, viruses, malware, or other damage or unauthorized access to our IT networks and systems could result in damage, disruptions, or shutdowns to our platform. Any of the foregoing could cause substantial harm to our business, require us to make notifications to our customers, governmental authorities, or the media, and could result in litigation, investigations or inquiries by government authorities, or subject us to penalties, fines and other losses relating to the investigation and remediation of such an attack or other unauthorized access or damage to our IT systems and networks.

Our service, data and systems may be critical to operations or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data and personal information of employees and others. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of our or other third-party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems; service or system disruptions or denials of service.
Our ability to attract and retain customers, to efficiently operate our business, and to compete effectively depends in part upon the sophistication, security and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations. As a result, we are subject to risks imposed by data breaches and operational disruptions, including through cyberattack or cyber-intrusion, by computer hackers, foreign governments, cyber terrorists and activists, cyber criminals, malicious employees or other insiders of the Company or third-party service providers, and other groups and individuals.
Data breaches of companies and governments continue to increase as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and we, our customers, and third parties increasingly store and transmit data by means of connected IT systems. Additionally, risks such as code anomalies, “Acts of God”, data leakage, cyber-fraud and human error pose a direct threat to our services, systems and data and could result in unauthorized or block legitimate access to sensitive or confidential data regarding our operations, customers, employees and suppliers, including personal information.
We also depend on and interact with the technology and systems of third parties, including our customers and third-party service providers such as cloud service providers. Such third parties may host, process, or have access to information we maintain about our company, customers, employees and vendors or operate systems that are critical to our business operations and services. Like us, these third parties are subject to risks imposed by data breaches, cyberattacks and other events or actions that could damage, disrupt, or close down their networks or systems. We have security processes, protocols and standards in place, including contractual provisions requiring such security measures, that are applicable to such third parties and are designed to protect information that is held by them, or to which they have access, as a result of their engagements with us. Nevertheless, a cyberattack could defeat one or more of such third parties’ security measures, allowing an attacker to obtain information about our company, customers, employees and vendors or disrupt our operations. These third parties may also experience operational disruptions or human error that could result in unauthorized access to sensitive or confidential data regarding our operations, customers, employees and suppliers, including personal information.
A disruption to our complex, global technology infrastructure, including those impacting our computer systems and website, could result in the loss of confidential business or customer information, require substantial repairs or replacements, resulting in significant costs, and lead to the temporary or permanent transfer by customers of some or all of their business to our competitors. The foregoing could harm our reputation and adversely impact our operations, customer service and results of operations. Additionally, a security breach could require us to devote significant management resources to address the problems created. A significant data breach or any failure, or perceived failure, by us to comply with any federal, state, or foreign privacy laws, regulations, or other principles or orders to which we may be subject could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings, or actions against us by governmental entities, litigation, including class action litigation, from our customers, fines, penalties, or other liabilities, or require us to change our operations or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, government authorities, payment companies, consumer reporting agencies, or the media about the incident and may be required to expend additional resources in connection with investigating and remediating such an incident, and otherwise complying with applicable privacy and data security laws.
These types of adverse impacts could also occur in the event the confidentiality, integrity, or availability of company and customer information was compromised due to a data loss by us or a trusted third party. We or the third parties with which we share information may not discover any security breach and loss of information for a significant period of time after the security breach occurs.

We have invested and continue to invest in technology security initiatives, information-technology risk management, business continuity and disaster recovery plans, including investments to retire and replace end-of-life systems. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more frequent, intense and sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions, data loss and cyber-fraud, which could adversely impact our competitiveness and results of operations.
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
Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents, or business partners.
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
The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could affect our operations, infrastructure and financial results. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change. We believe that rising global temperatures have been, and in the future are expected to be, one factor contributing to increasing rates and severity of wildfires. Climate change and global temperatures are impacted my many variables, however, and cannot be predicted with certainty. If global temperatures were to decrease, then the rate and severity of wildfires may decrease as well, resulting in lower demand for our services.
Our business is dependent on the availability of aircraft fuel. Continued periods of significant disruption in the supply or cost of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity.
We are currently able to obtain adequate supplies of aircraft fuel but we cannot predict the future availability. Natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast, where we have performed our aerial firefighting services), political disruptions or military conflicts involving oil-producing countries, economic sanctions imposed against oil-producing countries or specific industry participants, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in the cost to transport or store petroleum products, changes in access to petroleum product pipelines and terminals, changes in relative tariff rates among nations, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages or distribution challenges in the future. Any of these factors or events could cause a disruption in or increased demands on oil production, refinery operations, pipeline capacity or terminal access and possibly result in diminished availability of aircraft fuel supply for our business. The impact of such events may limit our ability to perform our aerial firefighting services, which could result in loss of revenue and adversely affect our ability to provide our services.
System failures, defects, errors or vulnerabilities in our website, applications, backend systems or other technology systems, or those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition and results of operations.
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
Further, obtaining and maintaining patent, copyright and trademark protection can be costly, and we may choose not to, or may fail to, pursue or maintain such forms of protection for our technology in the United States or foreign jurisdictions, which could harm our ability to maintain our competitive advantage in such jurisdictions. It is also possible that we will fail to identify patentable aspects of our technology before it is too late to obtain patent protection, that we will be unable to devote the resources to file and prosecute all patent applications for such technology, or that we will inadvertently lose protection for failing to comply with all procedural, documentary, payment and similar obligations during the patent prosecution process. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate to prevent other parties from infringing our proprietary technology. To the extent we expand our international activities, our exposure to unauthorized use of our technologies and proprietary information may increase. We may also fail to detect unauthorized use of our intellectual property or be required to expend significant resources to monitor and protect our intellectual property rights, including engaging in litigation, which may be costly, time-consuming and divert the attention of management and resources and may not ultimately be successful. If we fail to meaningfully establish, maintain, protect and enforce our intellectual property rights, our business, financial condition and results of operations could be adversely affected.
We use open-source software in connection with our platform, which may pose risks to our intellectual property.
We use open source software in connection with our technology products and plan to continue using open-source software in the future. Some licenses governing the use of open-source software contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software. If we combine or link our proprietary source code with open-source software in certain ways, we may be required, under the terms of the applicable open-source licenses, to make our proprietary source code available to third parties. Although we monitor our use of open-source software, we cannot provide assurance that all open-source software is reviewed prior to use in our platform, that our developers have not incorporated open-source software into our platform that we are unaware of, or that they will not do so in the future. Additionally, the terms of open-source licenses have not been extensively interpreted by United States or international courts, and so there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on us or our proprietary software. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of an open-source license, we could incur significant legal costs defending ourselves against such allegations or remediating any alleged non-compliance with open-source licenses. Any such remediation efforts could require significant additional resources, and we may not be able to successfully complete any such remediation. Further, in addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties, and the open-source software may contain security vulnerabilities.

Our insurance may become too difficult or expensive for us to obtain or maintain. Increases in insurance costs or reductions in insurance coverage may materially and adversely impact our results of operations and financial position.
As the owners and operators of certain aircraft, we maintain general liability aviation premise insurance, non-owned aircraft liability coverage and directors and officers insurance, and we believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. Additionally, replacement aircraft, especially new Super Scoopers, may not be readily available for purchase, potentially resulting in lost revenue for extended periods of time. Further, we expect our insurance costs to increase as we anticipate adding aircraft, expanding our services and entering into new markets.
We are highly dependent on our senior management team and other highly skilled personnel with unique skills. We will need to be able to continue to grow our workforce with highly skilled workers in the future. If we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including finance, marketing, sales and technology and support personnel. We believe that the breadth and depth of our senior management team’s experience across multiple industries will be instrumental to our success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition and results of operations. Additionally, our financial condition and results of operations may be adversely affected if we are unable to attract and retain skilled employees to support our operations and growth.
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
We have previously experienced, and may experience in the future, delays or other complications in the design, production, delivery and servicing ramp of our systems, products, technologies, services and related technology. If delays like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with design and safety, we could experience issues or delays in increasing production further.

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
Seasonality Risks
There is a seasonal fluctuation in the need to fight forest fires based upon location. A significant portion of our total revenue has historically occurred during the second and third quarters of the year due to the North American fire season, and the intensity of the fire season varies from year to year. As a result, our operating results may fluctuate significantly from quarter to quarter and from year to year.
Our quarterly and annual operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including but not limited to: forest fires tend to have a higher occurrence during the summer months and during times of drought, but are ultimately unpredictable; climate change and changes in global temperatures occur over time; unexpected weather patterns, natural disasters or other events that increase or decrease the rate or intensity of wildfires or impair our ability to perform firefighting services; changes in governmental regulations or in the status of our regulatory approvals or applications. The individual or cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful or be a good indication of our current or future performance. For example, due to the condensed and less intense 2023 wildfire season, we experienced a decrease in demand for our wildfire surveillance, relief and suppression and aerial firefighting services and had less flight hours and standby days than prior years, which negatively impacted our results of operations for the 2023 wildfire season. Compared to an earlier start to the 2024 wildfire season, we experienced an increase in demand for our wildfire surveillance, relief and suppression and aerial firefighting services and had more flight hours and standby days than prior year, which positively impacted our results of operations for the 2024 wildfire season and there is no assurance that such increase in demand before the typical fire season will occur in future years.
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
Further, we have been studying the potential effects of climate change (increased severity and frequency of storm events, sea level rise, land subsidence, change in temperature extremes, changes in precipitation patterns and drought and wildfire) on Bridger’s assets, operations and services, and we are developing adaptation plans to set forth a strategy for those events and conditions that we believe are most significant. Consequences of these climate-driven events may vary widely and could include increased stress on our services due to new patterns of demand, physical damage to our fleet and infrastructure, higher operational costs and an increase in the number requests for our services. In addition, we could incur substantial costs to repair or replace aircraft and facilities.
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
The market for aerial firefighting is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards and changing customer demands and behaviors. If the market for our services in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.
In the future, there may be other businesses who attempt to provide the services that we provide, or our main private competitors could attempt to increase operations. In the future, federal, state and local governments and foreign governments may also decide to directly provide such services.
The industry in which we operate may become increasingly competitive as a result of the expansion of the demand for aerial firefighting operations or the entrance of federal, state and local governments and foreign governments into the aerial firefighting space. We compete against a number of private operators with different business models, and new entrants may begin offering aerial firefighting services. Factors that affect competition in our industry include price, reliability, safety, regulations, professional reputation, aircraft availability, equipment and quality, consistency and ease of service and willingness and ability to serve specific regions. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. Certain governments may decide a government owned, government operated model is preferable, from a cost perspective or otherwise, to perform aerial firefighting services directly or to own their own aircraft and contract with independent operators. The materialization of any of these risks could adversely affect our business, financial condition and results of operations.
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
We derive a substantial portion of our revenue from contracts with the U.S. government (accounting for approximately 67% and 72% of our total revenue for the years ended December 31, 2024 and 2023, respectively) and may enter into additional contracts with the U.S. or foreign governments in the future. This subjects us to statutes and regulations applicable to companies doing business with the government, including the FAA. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. In addition, as a small business, we have been awarded certain government contracts based on our status under the applicable regulations of the Small Business Association. If we continue to expand and are unable to maintain this small business status, we may no longer be eligible to utilize the small business status to grow our business. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

All of our federal and state government contracts (accounting for approximately 81% and 73% of our total revenue for the years ended December 31, 2024 and 2023, respectively) are subject to the annual approval of appropriations being made by the applicable state or federal legislative bodies to fund the expenditures under these contracts. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:
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
Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the aerial firefighting spending priorities of the U.S. government, what challenges budget reductions will present for the aerial firefighting industry and whether annual appropriations bills for all agencies will be enacted for U.S. government fiscal year 2025 and thereafter due to many factors, including but not limited to, changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:
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

We depend significantly on U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The interruption of or termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.
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
Generally, U.S. government contracts are subject to oversight audits by U.S. government representatives. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based on costs we expect to realize. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenue or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines or suspension or debarment from U.S. Government contracting or subcontracting for a period of time.
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
Our U.S. government business also is subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, the U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices, such as those pursued by the recently created Department of Government Efficiency (“DOGE”). On January 20, 2025, President Trump announced an executive order establishing the DOGE to maximize government efficiency and productivity. In February 2025, President Trump stated that he has directed DOGE to review Pentagon spending for potential waste and fraud. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect our revenue, financial condition, and results of operations. These initiatives and changes to procurement practices may change the way U.S. government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations and cash flows. For example, contracts awarded under the United States Department of Defense’s Other Transaction Authority for research and prototypes generally require cost-sharing and may not follow, or may follow only in part, standard U.S. government contracting practices and terms, such as the Federal Acquisition Regulation and Cost Accounting Standards.

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
Our total revenues are concentrated among a small number of large customers. Sales to our two largest customers in the aggregate represented 73%, sales to our largest customer represented 61% of our total revenues for the year ended December 31, 2024, and three customers that accounted for 72% of accounts receivable as of December 31, 2024. Sales to our three largest customers in the aggregate represented 88%, sales to our largest customer represented 65% of our total revenues for the year ended December 31, 2023, and three customers that accounted for 92% of accounts receivable as of December 31, 2023. We are under continued pressure from our major customers to offer lower prices, extended payment terms, increased marketing and other allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and the market in which we operate is very competitive. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic negotiations in connection with open requests for proposals to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers. Changes in terms with, significant allowances for and collections from these customers could affect our operating results and cash flows. The loss of our main customers could adversely affect our business.
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
Our ability to produce our current and future systems, technologies and services and other components of operation is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers. Our reliance on suppliers to secure raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supplies of raw materials or supplied components on favorable terms or at all, which could result in delays in the provision of our services, our ability to repair and service our assets, or increased costs, any of which could harm our business, financial condition and results of operations. In particular, we rely on Viking, the manufacturer of our Super Scooper aircraft and an affiliate of LAS, to source and acquire the parts and materials needed to maintain our Super Scoopers and Bridger has not identified a readily available alternative supplier for certain of such parts. If we are unable to obtain (including as a result of a disruption to Viking’s business operations, supply lines or the impact of trade restrictions on Viking’s ability to source raw materials on a cost effective basis, or at all) the necessary parts and materials to maintain our Super Scooper aircraft from Viking, and if we are unable to identify an alternative supplier for such parts and materials in a timely manner, then our business operations, including the maintenance and performance of our Super Scooper aircraft, and results of operations would be adversely affected.
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
We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to employment and labor, health care, tax, privacy and data security, health and safety and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition.
Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, aerial firefighting and the operation of any aircraft in the United States require licenses and permits from the FAA and review by other agencies of the U.S. government, including the USFS and the DOI. License approval can include an interagency review of safety, operational, national security and foreign policy and international obligations implications, as well as a review of foreign ownership.

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
We financed our operations and capital expenditures during 2022 and 2023 primarily through private financing rounds, including the $160.0 million aggregate municipal bond financing that closed on July 21, 2022 and August 10, 2022. During 2024, the Company sold an aggregate of 33,798 shares of Common Stock at a weighted-average price of $5.13 per share for net proceeds of $0.2 million under the 2024 ATM Agreement. In addition, the Company raised additional equity capital through a registered direct equity offering resulting in net cash proceeds of approximately $9.2 million. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time for general corporate purposes or for specific purposes, including in order to pursue growth initiatives. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we sell any securities in subsequent transactions, our current investors may be materially diluted. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures. In addition, our ability to generate proceeds from equity financings will significantly depend on the market price of our Common Stock. For so long as the market price of our Common Stock is below the exercise price of our 17,250,000 warrants to purchase shares of Common Stock at an exercise price of $11.50 per share, which were issued in exchange for the 17,250,000 JCIC warrants originally issued as part of the units JCIC issued in the JCIC initial public offering (“Public Warrants”) and the 9,400,000 warrants to purchase shares of Common Stock at an exercise price of $11.50 per share, which were issued in exchange for 9,400,000 JCIC warrants (“Private Placement Warrants”) originally purchased in a private placement by JCIC Sponsor LLC, a Cayman Islands exempted limited partnership (“JCIC Sponsor”) (collectively, the “Warrants”), our Warrants remain “out-of-the-money,” and our Warrant Holders are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any proceeds from the exercise of Warrants to fund our operations.

We currently have a shelf registration statement on Form S-3 effective and an existing “at-the-market” offering program. However, SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3. Under General Instruction I.B.6 to Form S-3 (the “Baby Shelf Rule”), the amount of funds a company can raise through primary public offerings of securities in any 12-month period using a registration statement on Form S-3 pursuant to the Baby Shelf Rule is limited to one-third of the aggregate market value of its shares of common stock held by non-affiliates of the company. To the extent the Baby Shelf Rule is or becomes applicable to us, we would be limited in the amount we can raise using a registration statement on Form S-3 and may incur additional costs and be subject to delays due to review by the SEC staff if we are required or choose to file a new registration statement on a form other than Form S-3.
In connection with the acquisition of the Spanish Scoopers by a subsidiary of MAB, we entered into a services agreement (the “MAB Services Agreement”) with such subsidiary that provides that, subject to the Company’s existing debt obligations, Bridger must apply the net cash proceeds from (i) 75% of the net cash proceeds of the issuance of equity securities in excess of $1.8 million, (ii) the net cash proceeds of the sale of equity interests, assets or properties other than in the ordinary course, (iii) the net cash proceeds of the incurrence of indebtedness in excess of $5 million, other than refinancing indebtedness and (iv) the net cash proceeds of any sale, sale leaseback or other fundamental corporate transaction, in each case, towards the purchase of the Spanish Scoopers and/or other payment obligations under the Agreement. As a result, our use of proceeds from additional funding will be restricted during the term of the MAB Services Agreement. Additionally, the MAB Services Agreement restricts us from acquiring, leasing or operating any new Super Scooper or other firefighting aircraft during the term of the Agreement, excluding the Super Scoopers and other firefighting aircraft currently owned or leased by us. The MAB Services Agreement also prohibits us from purchasing other equity interests, assets or properties with cash or cash equivalents during the term of the agreement. As a result, the MAB Services Agreement may preclude us from pursuing acquisition or expansion plans that we would have otherwise pursued and may limit our growth options and strategy, other than the acquisition and return to service of the Spanish Scoopers under the MAB Services Agreement.
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
Our growth strategy depends in part on the acquisition and maintenance of additional assets, including Super Scoopers, Air Attack aircraft and airport hangars. A number of factors will impact the useful lives of our aircraft and facilities, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the technology during firefighting and surveillance operations. In addition, any improvements in technology may make our existing aircraft, designs, or any component of our aircraft prior to the end of its life obsolete. If our systems, aircraft, facilities, technologies and related equipment have shorter useful lives than we currently anticipate, this may lead to higher costs, lower returns on capital, or customer price increases that could hinder our ability to obtain new business, any of which would have a material adverse effect on our business, financial condition and results of operations.

We have a substantial amount of debt and servicing future interest or principal payments may impair our ability to operate our business or require us to change our business strategy to accommodate the repayment of our debt. Our ability to operate our business is limited by certain agreements governing our debt, including restrictions on the use of the loan proceeds, operational and financial covenants and restrictions on additional indebtedness. If we are unable to comply with the financial covenants or other terms of our debt agreements, we may become subject to cross-default or cross-acceleration provisions that could result in our debt being declared immediately due and payable.
We completed municipal bond financings in July 2022 and August 2022 that raised gross proceeds in the aggregate of $160.0 million. As of December 31, 2024, we had $208.4 million of total debt outstanding. In connection with such bond financings, we have entered into various loan agreements, which contain certain financial covenants, that require, among other things, that we operate in a manner and to the extent permitted by applicable law, to produce sufficient gross revenues so as to be at all relevant times in compliance with the terms of such covenants, including that we maintain (i) beginning with the fiscal quarter ending December 31, 2023, a minimum debt service coverage ratio (“DSCR”) (generally calculated as the aggregate amount of our total gross revenues, minus operating expenses, plus interest, depreciation and amortization expense, for any period, over our maximum annual debt service requirements, as determined under such loan agreement) that exceeds 1.25x and (ii) beginning with the fiscal quarter ending September 30, 2022, a minimum liquidity of not less than $8.0 million in the form of unrestricted cash and cash equivalents, plus liquid investments and unrestricted marketable securities at all times.
Subject to the terms of the loan agreements, in the event we are unable to comply with the terms of the financial covenants, we may be required (among other potential remedial actions) to engage an independent consultant to review, analyze and make recommendations with respect to our operations or in some instances, this could result in an event of default and/or the acceleration of our debt obligations under the loan agreements. In addition, the acceleration of our debt obligations may in some instances (as set forth in our Amended and Restated Certificate of Incorporation (our “Amended and Restated Charter”)) result in an increase in the dividend rate of the shares of Preferred Stock that have the rights, powers, designations, preferences and qualification, limitations and restrictions set forth in Section 4.5 of the Amended and Restated Charter (“Series A Preferred Stock”) of 2.00% per annum from the dividend rate otherwise in effect with respect to the Series A Preferred Stock.
The Company is in compliance with the DSCR covenant as of December 31, 2024 and management anticipates the Company will remain in compliance with the DSCR covenant at future quarterly measurement periods during the next 12 months. The Company is in compliance with the $8.0 million minimum liquidity requirement as of December 31, 2024. It is possible that the Company may not be in compliance with the minimum DSCR and liquidity requirements at future quarterly measurement periods in the next 12 months depending on the cash generated from its seasonal firefighting operations in 2025.
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
As further described under the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”, we have also entered into various term loan agreements and other long-term debt to fund the purchase of additional aircraft and finance the construction of aircraft hangars. Under the terms of such agreements, we are subject to certain financial covenants including, a DSCR, current assets to liabilities and senior leverage ratios requirements, respectively, under the agreements of our credit facilities with Citywide Banks (formerly known as Rocky Mountain Bank). The Company is in compliance with such financial covenants as of December 31, 2024. However, no assurance can be provided that we will be able to satisfy such financial covenants in future periods or that we will be able to obtain a waiver from our lenders in the event of non-compliance. A breach of any of these covenants or the occurrence of other events specified in the agreements or related debt documents could result in an event of default under the same and give rise to the lenders’ right to accelerate our debt obligations thereunder and pursue other remedial actions under our credit facilities and/or trigger a cross-default under our other debt agreements, including our Series 2022 Bonds.
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

•require us to dedicate a substantial portion of our cash for payments related to our debt, reducing the amount of cash flow available for working capital, capital expenditures, entitlement of our real estate assets, contributions to our tax-qualified pension plan and other general corporate purposes;
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
We intend to retain future earnings, if any, for future operations and expansion and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Common Stock will be at the sole discretion of our Board of Directors (the “Board”). The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as the Board may deem relevant. As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock for a price greater than that which you paid for it.
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
We assisted in designing and organizing Northern Fire Management Services, LLC (“NFMS, LLC”) with a business purpose of employing Canadian aviation professionals to provide services to the Company. NFMS, LLC is 50% owned by a Canadian citizen, and 50% owned by Bridger Aerospace Group, LLC. We have a master services agreement with NFMS, LLC and Bridger Air Tanker, LLC, our wholly-owned subsidiary, to transfer all annual expenses incurred to us in exchange for the Canadian employees to support our water scooper aircraft.
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
We have incurred significant losses since inception. While we currently generate revenue from our aerial firefighting and MRO services, we are not currently profitable, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not be able to reach profitability in the foreseeable future. Further, our future growth is heavily dependent upon the necessity for our services.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain additional executive management and qualified board members.
Prior to January 2023, we were not subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the listing requirements of Nasdaq. Compliance with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight have been and may in the future be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. As a public company, we have also had to incur increased expenses in order to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain the same or similar coverage or obtain coverage in the future. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee, compensation committee and nominating and governance committee and qualified executive officers.
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
We have publicly advertised, and the Series 2022 Bonds were marketed on the basis of, our compliance with the core components of International Capital Market Association (“ICMA”) Green Bond Principles and Social Bond Principles. There is no assurance that the eligible projects to which we allocate proceeds from such Series 2022 Bonds will satisfy, or continue to satisfy, investor criteria and expectations regarding environmental impact and sustainability performance, and no assurance is given that the use or allocation will satisfy present or future investor expectations or requirements, voluntary taxonomies or standards regarding any investment criteria or guidelines with which investors or their investments are required to comply, whether by any present or future applicable laws or regulations, by their own governing rules or investment portfolio mandates, ratings criteria, voluntary taxonomies or standards or other independent expectations. As a result, there may be impacts of failing to satisfy bond conditions under the Series 2022 Bonds, and we may be unable to market future bonds, which may result in increased financing costs for us.
Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”
A company’s internal control over financial reporting is a process designed by, or under the supervision of, that company’s principal executive and principal financial officers, or persons performing similar functions, and influenced by that company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”).
Prior to January 2023, the Company was not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act. We are now required to adhere to these SEC rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting beginning for the year ending December 31, 2023. Additionally, once we are no longer an emerging growth company, if we are an “accelerated filer” or a “large accelerated filer” (as defined in Rule 12b-2 of the Exchange Act), then we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. If we are unable to establish or maintain appropriate internal control over financial reporting or implement these additional requirements in a timely manner or with adequate compliance, it could result in material misstatements in our Consolidated Financial Statements, failure to meet our reporting obligations on a timely basis, increases in compliance costs, and subject us to adverse regulatory consequences, all of which may adversely affect investor confidence in, and the value of, our securities. Furthermore, if some investors find our securities less attractive as a result of the exemptions available us as an emerging growth company, there may be a less active trading market for our securities (assuming a market develops), and the trading price of our securities may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.
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
We have identified two material weaknesses in our internal control over financial reporting, which we are in the process of, and are focused on, remediating. The material weaknesses are related to the accounting for complex transactions within our financial statement closing and reporting process, and maintaining and monitoring user access to certain IT systems contributing to our financial reporting.
While we remediated substantial parts of these pre-existing material weaknesses throughout the year, we concluded that we may be exposed to the risk of material misstatement in our financial reports by a deficiency in our precision of the review of the inputs provided by external technical accounting experts, as well as the assignment and monitoring of user access in some of our IT applications.

We have already begun the process of, and are focused on, increasing the effectiveness of our internal control over financial reporting and remediating the material weakness, including:
•improving the workflow for complex accounting transactions to include multiple levels of review and increase the time available to thoroughly evaluate the application of GAAP and improve the precision of review of assumptions made within third party accounting experts’ work product and
•hiring a Director of Technical Accounting and Reporting in December 2024 to augment and improve our review of third-party accounting advice.
•restricting privileged access in our general ledger and account reconciliation applications to ensure the strict enforcement of workflows following the four-eyes principle, and
•designing controls to closely monitor the way in which remaining privileged access to financially relevant IT applications is exercised by those who hold it.
While these ongoing and planned actions are subject to constant management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
Although we plan to complete this remediation process as quickly as possible, we are unable, at this time, to estimate how long it will take, and our efforts may not be successful in remediating the identified material weaknesses. In addition, even if we are successful in strengthening our controls and procedures, we can give no assurances that in the future such controls and procedures will be adequate to prevent or identify errors or irregularities or to facilitate the fair preparation and presentation of our Consolidated Financial Statements. Any failure to design or maintain effective internal control over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact share trading prices, or otherwise harm our operating results or cause us to fail to meet our reporting obligations.
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
Our Common Stock is subject to restrictions on ownership by non-U.S. citizens, which could require divestiture by non-U.S. citizen stockholders and could have a negative impact on the transferability of our Common Stock, its liquidity and market value and such restrictions may deter a potential change of control transaction.
Under our Amended and Restated Charter and our Amended and Restated Bylaws, we have limited the ownership of non-U.S. citizens to 24.9% of the aggregate votes of all outstanding equity securities of our company or 49.0% of the aggregate number of outstanding equity securities in compliance with the regulations set forth by the FAA and the DOT. As a result, if we approach these limits, non-U.S. citizen demand for our equity securities may be reduced, and the price of our Common Stock may suffer.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Common Stock held by non-affiliates is greater than or equal to $250.0 million as of the end of that fiscal year’s second fiscal quarter and (ii) our annual revenues are greater than or equal to $100.0 million during the last completed fiscal year or the market value of our Common Stock held by non-affiliates exceeds $700.0 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Provisions in our Amended and Restated Charter, our Amended and Restated Bylaws and Delaware law could discourage a takeover that stockholders may consider favorable which could limit the price investors might be willing to pay in the future for our Common Stock and may lead to entrenchment of management.
Our Amended and Restated Charter and our Amended and Restated Bylaws contain provisions that could significantly reduce the value of our securities to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of the Board. Such provisions may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our organizational documents include the following:
•a classified Board with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of the Board;
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
The Company currently has 315,789.473684 shares of Series A Preferred Stock that are issued and outstanding. The Series A Preferred Stock is convertible non-participating preferred stock, with a conversion price of $11.00 per share and accrues dividends at a rate of 7.0% per annum (payable in cash or in-kind, subject to specified limitations) to but excluding April 25, 2028, 9.0% per annum from (and including) April 25, 2028 to but excluding April 25, 2029 and 11.00% per annum from (and including) April 25, 2029.

In addition, under the terms of the Series A Preferred Stock, we may, at our option, redeem all or any portion of the outstanding shares of Preferred Stock under certain circumstances any time after April 25, 2027, and we must redeem the shares by on or before April 25, 2032. Upon certain fundamental changes to us and our ownership structure, the holders of Series A Preferred Stock may require us to redeem their shares of Series A Preferred Stock. The redemption price is generally equal to original purchase price of the Series A Preferred Stock plus all accrued and unpaid dividends thereon, and in certain circumstances, also includes a “make-whole” payment. Our obligations to the holders of Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of the Series A Preferred Stock and our common stockholders. If we elect to redeem all or a portion of the Series A Preferred Stock, our liquidity, financial condition and amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes would be adversely affected.
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
As of December 31, 2024, the directors and executive officers beneficially owned 8.9% of the outstanding Common Stock. In addition, former directors and officers hold an additional 36.1% of the outstanding Common Stock. In addition, the equityholders of Bridger that are affiliates of Blackstone Inc. collectively beneficially owned 17.3% of the outstanding Common Stock as of December 31, 2024. As a result, Bridger has a small number of significant stockholders who could significantly influence its business and operations.
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

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards change, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP, requires management to make assumptions and estimates that affect the amounts of assets and liabilities, disclosure of gain or loss contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We will base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant items subject to such estimates and assumptions include: (a) excess and aging aircraft support parts reserves, (b) allowance for doubtful accounts, (c) useful lives of property, plant and equipment, net, (d) allocation of the purchase price to the fair value of assets acquired and liabilities assumed, (e) impairment of long-lived assets, goodwill and other intangible assets, (f) disclosure of fair value of financial instruments, (g) variable interest entities, (h) accounting for Series A Preferred Stock, (i) revenue recognition, (j) estimates and assumptions made in determining the carrying values of goodwill, other intangible assets and contingent consideration and (k) Warrants. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Common Stock.
Additionally, we will regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards and changes to existing standards we might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position and profit.
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
As of the date of this Annual Report on Form 10-K, the exercise price for our Warrants is $11.50 per share of Common Stock. On March 10, 2025, the closing price of our Common Stock on Nasdaq was $1.77 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and our Warrant Holders are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any proceeds from the exercise of Warrants to fund our operations.
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
Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of the Warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the Warrants such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of New York or the United States District Court for the Southern District of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”) and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.
General Risk Factors
Net earnings and net assets could be materially affected by an impairment of goodwill.
We have, or in the future may have, a significant amount of goodwill recorded on our consolidated balance sheet. We test goodwill for impairment at least annually at each reporting unit, which comprise our operating segment. The impairment test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our GAAP net earnings and net assets.

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
Our Amended and Restated Charter provides that, unless a majority of the Board, acting on behalf of Bridger, consents in writing to the selection of an alternative forum (which consent may be given at any time, including during the pendency of litigation), the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware or, if no court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware), to the fullest extent permitted by law, shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim against the Corporation or any of its directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our Amended and Restated Charter or our Amended and Restated Bylaws (in each case, as may be amended from time to time), (iv) any action asserting a claim against the Corporation or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Delaware or (v) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, in all cases subject to the court’s having personal jurisdiction over all indispensable parties named as defendants. Unless a majority of the Board, acting on behalf of the Corporation, consents in writing to the selection of an alternative forum (which consent may be given at any time, including during the pendency of litigation), the federal district courts of the United States of America, to the fullest extent permitted by law, shall be the sole and exclusive forum for the resolution of any action asserting a cause of action arising under the Securities Act.
We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. Alternatively, if a court were to find these provisions of our Amended and Restated Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

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
Our risk management program also assesses third-party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of service providers when handling and/or processing our employee, business or customer data. Further, in February 2024, we formalized our policy of monitoring third-party cybersecurity risks by requiring its consideration and approval by the IT change control board as a part of vendor selection and solution procurement.
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
Our cybersecurity risk management and strategy processes are coordinated by our Director of Technology. He maintains the Certified Information Systems Security Professional certification and has nine years of senior leadership experience in defensive cyber security in both the private sector and Department of Defense. He is supported by leaders from our Information Technology, Document Management and Compliance teams, as well as management’s Disclosure Committee who have extensive work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. They draw on their knowledge of daily information technology operations, ongoing cybersecurity initiatives and various monitoring tools to ultimately report through the Director of Technology and Director of Internal Controls to the Audit Committee on the monitoring, prevention, mitigation, detection and remediation of cybersecurity incidents. In the event the Audit Committee determines that a cybersecurity incident has occurred, the Audit Committee will evaluate whether to escalate the cybersecurity incident to the full Board.
The processes described above have not indicated, as of the date of this Annual Report on Form 10-K, any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that we believe have materially affected us in the year ended December 31, 2024 or are reasonably likely to materially affect our company, including its business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see the section of this Annual Report on Form 10-K entitled “Risk Factors—We rely on our IT systems to manage numerous aspects of our business. A cyber-based attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales and harm to our reputation.”
ITEM 2. PROPERTIES.
At December 31, 2024, we owned approximately 152,000 square feet of floor space and leased approximately 3,000 square feet of floor space for total square feet of floor space of approximately 155,000 at three separate locations, primarily in the U.S., for operations, administration and various other uses. We own three hangars domestically and one hangar internationally. At December 31, 2024, we also leased approximately eleven acres of land domestically and one acre of land internationally. We have major operations at the following locations:
Corporate Headquarters: Belgrade, Montana
International Operations: Albacete, Spain
Other Locations: Huntsville, Alabama
We believe that our existing properties are in good operating condition and suitable for conducting our business.
Refer to “Note 16 – Leases” to the Consolidated Financial Statements contained within this Annual Report for information regarding commitments under leases.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our Common Stock and Warrants are listed on the Nasdaq Global Market under the symbols “BAER” and “BAERW,” respectively.
Holders
As of March 10, 2025, there were 23 stockholders of record of our Common Stock and 2 stockholders of record of our Warrants. This figure does not include an estimate of the indeterminate number of “street name” or beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
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
Notwithstanding the foregoing, our holders of the Series A Preferred Stock are entitled to receive dividends to be paid by us twice a year, in cash or, at our election, by increasing the per share liquidation preference for such shares of Series A Preferred Stock (such liquidation preference is equal to the initial issuance price plus all accrued and unpaid dividends, whether or not declared). The dividends on the Series A Preferred Stock accrue daily and are computed on the basis of a 365-day year, at a compounding rate initially anticipated to be 7.00% per annum. Such rate will increase to 9.00% per annum for the period from (and including) April 25, 2028 to (but excluding) April 25, 2029 and eventually will increase to 11.00% per annum from and after April 25, 2029 and subject to further increase upon the occurrence of certain events. No dividends shall be paid or payable to any other holders of our capital stock unless and until the holders of the Series A Preferred Stock have received cumulative distributions equal to the aggregate liquidation preference of the Series A Preferred Stock.
Performance Graph
Not applicable.
Issuer Purchases of Equity Securities
None.
Recent Sales of Unregistered Securities
None.
ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to help you understand our business, financial condition, results of operations, liquidity and capital resources. The discussion should be read together with the historical audited annual Consolidated Financial Statements as of and for the years ended December 31, 2024 and 2023, and the related notes thereto, that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”
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
Maintenance, Repair and Overhaul (“MRO”): Consists of maintenance and repair services for return-to-service upgrades of certain Canadair CL-215T Amphibious (“Spanish Scoopers”) aircraft as well as airframe modification and integration solutions for governmental and commercial customers.
We manage our operations as a single segment for purposes of assessing performance, making operating decisions and allocating resources.
We have made and will continue to make significant investments in capital expenditures to build and expand our integrated response solutions. We expect that our existing cash and cash equivalents as well as cash generated from our operations will be sufficient to meet our current working capital and capital expenditure requirements for a period of at least 12 months from the date of this Annual Report on Form 10-K. Refer to the Liquidity and Capital Resources section below and “Note 1 – Organization and Basis of Presentation” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details on management’s assessment of the Company’s ability to continue as a going concern.
The Reverse Recapitalization
On January 24, 2023 (the “Closing Date”), Jack Creek Investment Corp. (“JCIC”) completed the reverse recapitalization (the “Closing” and the “Reverse Recapitalization”) with the Company’s predecessor, Bridger Aerospace Group Holdings, LLC and its subsidiaries (collectively, “Legacy Bridger”). As a result of the Reverse Recapitalization, JCIC and Legacy Bridger each became wholly-owned subsidiaries of a new public company that was renamed Bridger Aerospace Group Holdings, Inc. and JCIC shareholders and Legacy Bridger equity holders converted their equity ownership in JCIC and Legacy Bridger, respectively, into equity ownership in Bridger. Legacy Bridger was determined to be the accounting acquirer as of the Closing Date with respect to the Reverse Recapitalization, which has been accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP.
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
Weather Conditions and Climate Trends
Our business is highly dependent on the needs of government agencies to surveil and suppress fires. As such, our financial condition and results of operations are significantly affected by the weather, as well as environmental and other factors affecting climate change, which impact the number and severity of fires in any given period. The intensity and duration of the North American fire season is affected by multiple factors, some of which, according to a 2023 article by Climate Central, a nonprofit climate science news organization, are weather patterns including warmer springs and longer summers, decreasing relative humidity which lead to drier soils and vegetation and frequency of lightning strikes. Based on the climate change indicators published by the Environmental Protection Agency (“EPA”), these factors have shown year over year increases linked to the effects of climate change and the overall trend in increased temperatures. We believe that rising global temperatures have been, and in the future are expected to be, one factor contributing to increasing rates and severity of wildfires. Historically, our revenue has been higher in the summer season of each fiscal year due to weather patterns which are generally correlated to a higher prevalence of wildfires in North America. Larger wildfires and longer seasons are expected to continue as droughts increase in frequency and duration, according to a 2024 article by the EPA.
Per the 2024 National Centers for Environmental Information annual report, approximately 8.8 million acres of U.S. land burned in 2024, 25.7% above the 2001-2020 annual average and the total number of wildfires during 2024 was approximately 90.0% of the 2001-2020 annual average with approximately 61,000 wildfires reported. Additionally, according to data from the National Interagency Coordination Center, the national wildland fire preparedness level reached Level 5 in 2024 and Level 4 in 2023.
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

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenues
Our primary source of revenues is from providing services, which are disaggregated into fire suppression, aerial surveillance, MRO and other services. Revenues and growth for our fire suppression and aerial surveillance services are driven by climate trends, specifically the intensity and timing of the North American fire season. MRO includes revenue from return-to-service and maintenance and repair services performed externally for third parties. Other services primarily consist of extraneous fulfillment of contractual services such as extended availability and mobilizations.
Cost of Revenues
Cost of revenues includes costs incurred directly related to flight operations including expenses associated with operating the aircraft on revenue generating contracts. These include labor, depreciation, fees, travel and fuel. Cost of revenues also includes routine aircraft maintenance expenses and repairs, including maintenance and modification repair work for third-party aircraft, consisting primarily of labor, parts, consumables and travel unique to each airframe.
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
Interest Expense
Interest expense consists of interest costs related to our Gallatin municipal bond issuances by Legacy Bridger that closed in July and August 2022 (the “Series 2022 Bonds”), our permanent and term loan agreements and the net effect of our interest rate swap. Interest expense also includes amortization of debt issuance costs associated with our loan agreements. Refer to “Liquidity and Capital Resources—Indebtedness” included in this Annual Report on Form 10-K for a discussion of our loan commitments.
RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
The following table sets forth our Consolidated Statements of Operations information for the years ended December 31, 2024 and 2023.

	For the years ended December 31,
$s in thousands	2024	2023	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$98,613	$66,708	$31,905	48%
Cost of revenues:
Flight operations	31,016	24,412	6,604	27%
Maintenance	26,459	16,928	9,531	56%
Total cost of revenues	57,475	41,340	16,135	39%
Gross income	41,138	25,368	15,770	62%
Selling, general and administrative expense	35,820	82,863	(47,043)	(57%)
Operating income (loss)	5,318	(57,495)	62,813	(109)%
Interest expense	(23,714)	(23,218)	(496)	2%
Other income	2,067	3,053	(986)	(32)%
Loss before income taxes	(16,329)	(77,660)	61,331	(79)%
Income tax benefit	762	302	460	152%
Net loss	$(15,567)	$(77,358)	$61,791	(80%)

Revenues
Revenue increased by $31.9 million, or 48%, to $98.6 million for the year ended December 31, 2024, from $66.7 million for the year ended December 31, 2023.
Revenues by service offering for the years ended December 31, 2024 and 2023 were as follows:

	For the years ended December 31,
$s in thousands	2024	2023	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$66,765	$56,022	$10,743	19%
Aerial surveillance	13,062	9,730	3,332	34%
MRO	13,918	48	13,870	28,896%
Other services	4,868	908	3,960	436%
Total revenues	$98,613	$66,708	$31,905	48%

Fire suppression revenue increased by $10.7 million, or 19%, to $66.8 million for the year ended December 31, 2024, from $56.0 million for the year ended December 31, 2023. The increase was partially driven by increased flight hours for our Super Scoopers in the year ended December 31, 2024 compared to the year ended December 31, 2023 resulting from a more intense U.S. wildfire season. The increase was also partially due to an earlier start to the 2024 wildfire season in March and April of 2024 for our Super Scoopers for the year ended December 31, 2024 compared to the year ended December 31, 2023. In 2023, the Company actively expanded our aerial firefighting operations in Canada. The Company had no aerial firefighting operations in Canada in 2024. The increase in fire suppression revenue accounted for 34% of the total increase in revenues for the year ended December 31, 2024.

Aerial surveillance revenue increased by $3.3 million, or 34%, to $13.1 million for the year ended December 31, 2024, from $9.7 million for the year ended December 31, 2023. The increase was primarily driven by the higher rate of the Pilatus PC-12 (“Pilatus”) aircraft operating for the year ended December 31, 2024 compared to the Twin Commander aircraft operating for the year ended December 31, 2023. The increase was also partially due to an earlier deployment of our surveillance aircraft in the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in aerial surveillance revenue accounted for 10% of the total increase in revenues for the year ended December 31, 2024.
MRO revenue was $13.9 million for the year ended December 31, 2024, compared to $48,000 for the year ended December 31, 2023. This amount is primarily due to the return-to-service work performed on the Spanish Scoopers in connection with the MAB Funding, LLC (“MAB”) services agreement and MRO work performed by Flight Test & Mechanical Solutions, Inc. (“FMS”) which was acquired in June 2024. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details. The increase in MRO revenue accounted for 43% of the total increase in revenues for the year ended December 31, 2024.
Other services revenue increased by $4.0 million, or 436%, to $4.9 million for the year ended December 31, 2024, from $0.9 million for the year ended December 31, 2023. The increase was primarily due to third-party training and flight operations services utilizing our aircraft for the year ended December 31, 2024 that did not occur for the year ended December 31, 2023. The increase in other services revenue accounted for 12% of the total increase in revenues for the year ended December 31, 2024.

Revenues by geographic area for the years ended December 31, 2024 and 2023 were as follows:

	For the years ended December 31,
$s in thousands	2024	2023	Period Over Period Change ($)	Period Over Period Change (%)
United States	$88,527	$49,486	$39,041	79%
Spain	10,086	48	10,038	20,913%
Canada	—	17,174	(17,174)	(100%)
Total revenues	$98,613	$66,708	$31,905	48%
United States revenue increased by $39.0 million, or 79%, to $88.5 million for the year ended December 31, 2024, from $49.5 million for the year ended December 31, 2023. The increase was primarily driven by increased flight hours due to an earlier start to the 2024 wildfire season and a more intense wild fire season for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Spain revenue was $10.1 million for the year ended December 31, 2024, compared to $48,000 for the year ended December 31, 2023. This amount is due to the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.
Canada revenue was zero for the year ended December 31, 2024 compared to 17.2 million for the year ended December 31, 2023. The Company had no aerial firefighting operations in Canada in 2024.
Cost of Revenues
Total cost of revenues increased by $16.1 million, or 39%, to $57.5 million for the year ended December 31, 2024, from $41.3 million for the year ended December 31, 2023.
Flight Operations
Flight operations costs increased by $6.6 million, or 27%, to $31.0 million for the year ended December 31, 2024, from $24.4 million for the year ended December 31, 2023. The increase was primarily attributable to an increase in depreciation expense of $3.4 million, an increase in employee labor expenses of $1.6 million, an increase in training expenses of $0.8 million and an increase in aircraft lease expense of $0.8 million due to two Pilatus operating leases commencing in July 2023 and a Twin Otter operating lease commencing in April 2023, in each case for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Maintenance
Maintenance costs increased by $9.5 million, or 56%, to $26.5 million for the year ended December 31, 2024, from $16.9 million for the year ended December 31, 2023. The increase was primarily driven by an increase in aircraft maintenance and modification expense of $5.2 million, an increase in employee labor expenses of approximately $2.9 million and increase in depreciation expense of $1.4 million, in each case for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $47.0 million, or 57%, to $35.8 million for the year ended December 31, 2024, from $82.9 million for the year ended December 31, 2023. The decrease was primarily attributable to the decrease in stock-based compensation of $32.1 million primarily associated with the immediate vesting of RSUs issued to executives and senior management of Bridger in connection with the Reverse Recapitalization in January 2023. The remaining decrease was partially attributable to a decrease of $5.7 million in business development, insurance, professional services and other expenses associated with becoming a public company in 2023, a decrease in the market value of the Warrants of $4.3 million, impairment charges of $2.4 million associated with three of our Twin Commander aircraft and our two Aurora eVTOL Skiron drone aircraft due to our plan to phase out our use of these specific platforms in our aerial surveillance operations for the year ended 2023, a decrease in employee labor expenses of approximately $0.9 million, and an increase in capitalized software development costs of $0.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Interest Expense
Interest expense increased by $0.5 million, or 2%, to $23.7 million for the year ended December 31, 2024, from $23.2 million for the year ended December 31, 2023. The increase was primarily driven by a lower capitalized interest associated with the financing of the construction of fixed assets for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Other Income
Other income decreased by $1.0 million, or 32%, to $2.1 million for the year ended December 31, 2024, from $3.1 million for the year ended December 31, 2023. The decrease was primarily attributable to non-recurring interest income earned in 2023, prior to the sale of certain investments by December 31, 2023.
Income Tax Benefit
Income tax benefit increased by $0.5 million, or 152%, to $0.8 million for the year ended December 31, 2024, from $0.3 million for the year ended December 31, 2023. The increase was attributable to a discrete benefit generated from the FMS acquisition during 2024.
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
Each of the profitability measures described below is not recognized under GAAP and do not purport to be an alternative to net income or loss determined in accordance with GAAP as a measure of our performance. Such measures have limitations as analytical tools and should not be considered in isolation or as substitutes for our results as reported under GAAP. EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used only in conjunction with our GAAP profit or loss for the period. Our management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.
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
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted EBITDA certain costs that are required to be expensed in accordance with GAAP, including stock-based compensation, business development and integration expenses, offering costs, gains and losses on disposal of fixed assets, non-cash adjustments to the fair value of earnout consideration and non-cash adjustments to the fair value of Warrants issued in connection with the Reverse Recapitalization. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The reconciliation of Net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2024 and 2023 is as follows:

	For the years ended December 31,
($s in thousands)	2024	2023	Period Over Period Change ($)	Period Over Period Change (%)
Net loss	$(15,567)	$(77,358)	$61,791	(80%)
Income tax benefit	(762)	(302)	(460)	152%
Depreciation and amortization	17,451	11,089	6,362	57%
Interest expense	23,714	23,218	496	2%
EBITDA	24,836	(43,353)	68,189	(157%)
Stock-based compensation[1]	16,160	47,796	(31,636)	(66%)
Business development & integration expenses[2]	1,140	5,687	(4,547)	(80%)
Change in fair value of earnout consideration[3]	(393)	167	(560)	(335%)
Change in fair value of Warrants[4]	(4,530)	(267)	(4,263)	1,597%
Offering costs[5]	123	5,773	(5,650)	(98%)
Loss on disposals and non-cash impairment charges[6]	—	2,869	(2,869)	(100%)
Adjusted EBITDA	$37,336	$18,672	$18,664	100%
Net loss margin[7]	(16)%	(116)%
Adjusted EBITDA margin[7]	38%	28%
1    Represents non-cash stock-based compensation expense associated with employee and non-employee equity awards.
2    Represents expenses related to integration costs for completed acquisitions and expenses related to potential acquisition targets and additional business lines.
3    Represents non-cash fair value adjustment for earnout consideration issued in connection with the acquisitions of Ignis Technologies, Inc. (“Ignis”) and FMS.
4    Represents the non-cash fair value adjustment for Warrants issued in connection with Reverse Recapitalization.
5    Represents one-time costs for professional service fees related to the preparation for potential offerings that have been expensed during the period.
6    Represents loss on the disposal of an aging aircraft and non-cash impairment charges on aircraft with projected cash flow losses.
7    Net loss margin represents Net loss divided by Total revenue and Adjusted EBITDA margin represents Adjusted EBITDA divided by Total revenue.

LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 2024, the Company had an operating income of $5.3 million, net loss of $15.6 million and cash flow provided by operating activities of $9.4 million. In addition, as of December 31, 2024, the Company had unrestricted cash and investments of $39.3 million.
In the prior reporting period, the Company identified certain conditions that raised substantial doubt about its ability to continue as a going concern. These conditions included noncompliance with certain financial covenants, including maintaining minimum liquidity requirements and uncertainty regarding the Company’s ability to diligently prosecute a cost reduction plan. However, in the subsequent period, the Company is in compliance with all financial covenants and successfully improved cash flow. As a result, management has concluded that substantial doubt no longer exists.
As of March 10, 2025, $5,869,526 is available for potential future sales under the 2024 ATM Agreement, which may be utilized for future financings under our effective shelf registration statement. The amount registered for potential future sales under the 2024 ATM Agreement was reduced to $5,869,526 on April 15, 2024 in accordance with General Instruction I.B.6 of Form S-3 in connection with the Company’s Registered Direct Offering of 2,183,366 shares of Common Stock described in “Note 19 – Stockholders' Deficit” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Cash and Marketable Securities
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $39.3 million which were held for working capital purposes and restricted cash of $13.7 million. Restricted cash consists primarily of cash reserved for debt servicing on the Series 2022 Bonds. From time to time, the Company invests its excess cash in highly rated available-for-sale securities, with the primary objective of minimizing the potential risk of principal loss. As of December 31, 2024, the Company had zero investments in debt securities classified as available-for-sale.
We may receive up to $306.5 million from the exercise of the 9,400,000 private placement warrants and 17,249,874 public warrants of the Company outstanding (collectively, the “Warrants”), assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of Common Stock issuable upon such exercise. On December 31, 2024, the closing price of our Common Stock was $2.13 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and holders of our Warrants are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any cash proceeds from the exercise of our Warrants to fund our operations. Accordingly, we have not relied on the receipt of proceeds from the exercise of our Warrants in assessing our capital requirements and sources of liquidity.
We may in the future seek to raise additional funds through various potential sources, such as equity and debt financing for general corporate purposes or for specific purposes, including in order to pursue growth initiatives. Based on our unrestricted cash and cash equivalents balance as of December 31, 2024, and our projected cash use, we would anticipate the need to raise additional funds through equity or debt financing (or the issuance of stock as acquisition consideration) to pursue any significant acquisition opportunity, at the time of such acquisition opportunity. Our ability to generate proceeds from equity financings will significantly depend on the market price of our Common Stock.

We believe our cash on hand, and cash expected to be generated from operating activities will be sufficient to fund our operations for the next twelve months. As described in “Item 1A. Risk Factors” included in this Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate (such as due to the seasonality of our business), or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant negative impact to our financial results and cash flows from operations. In such a situation, we could need to seek liquidity from sources other than our operations.

Indebtedness
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
Mandatory and Extraordinary Redemptions—Subject to the terms of the Indenture, the Series 2022 Bonds must be redeemed, including, among other things, (i) from all the proceeds of the sale of any Super Scooper, (ii) in an amount equal to (a) 50% of our operating revenues less the portion used to pay or establish reserves for all our expenses, debt payments, capital improvements, replacements, and contingencies (“Excess Cash Flow”) or (b) 100% of Excess Cash Flow, in each case, in the event we fall below certain debt service coverage ratio (“DSCR”) requirements set forth in the Indenture, and (iii) upon a change of control (each a “Mandatory Redemption”). For each Mandatory Redemption, the Series 2022 Bonds will be redeemed in whole or in part, at a redemption price equal to 100% of the principal amount of each Series 2022 Bond redeemed plus any premium that would be applicable to an optional redemption of the Series 2022 Bonds on such date (and if such redemption occurs prior to September 1, 2025, the applicable premium shall be three percent (3%)) and accrued interest. Furthermore, subject to the terms of the Indenture, at our direction, the Series 2022 Bonds may be redeemed by Gallatin County at any time, at a redemption price equal to 100% of the principal amount plus accrued interest upon the occurrence of certain events, including, among other things, casualty, condemnation, or other unexpected events set forth in the Indenture.
Financial Covenants— In connection with the Series 2022 Bonds, we are a party to certain loan agreements that contain customary representation and warranties, negative covenants, including, limitations on indebtedness, reduction of liquidity below certain levels, and asset sales, merger and other transactions, and remedies on and events of default.
Under the terms of such loan agreements, we are subject to certain financial covenants, that require, among other things, that we operate in a manner and to the extent permitted by applicable law, to produce sufficient gross revenues so as to be at all relevant times in compliance with the terms of such covenants, including that we maintain (i) beginning with the fiscal quarter ended December 31, 2023, a minimum DSCR (generally calculated as the aggregate amount of our total gross revenues, minus operating expenses, plus interest, depreciation and amortization expense, for any period, over our maximum annual debt service requirements, as determined under such loan agreement) that exceeds 1.25x and (ii) beginning with the fiscal quarter ended September 30, 2022, a minimum liquidity of not less than $8 million in the form of unrestricted cash and cash equivalents, plus liquid investments and unrestricted marketable securities at all times.
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
The Company is in compliance with the DSCR covenant as of December 31, 2024 and management anticipates the Company will remain in compliance with the DSCR covenant at future quarterly measurement periods during the next 12 months. The Company is in compliance with the $8.0 million minimum liquidity requirement as of December 31, 2024.

The Series 2022 Bonds agreements provide that, with regard to covenant violations, other than non-payment of principal or interest, no event of default shall be deemed to have occurred so long as a reasonable course of action to remedy a violation commences within 30 days of non-compliance and management diligently prosecutes the remediation plan to completion.
Live Oak Bank Loans
Our loans with Live Oak Bank are subject to financial covenants requiring the Company to maintain a DSCR, generally calculated as the ratio of the net cash flow (as defined in the applicable note agreements) to the amount of interest and servicing fees required to be paid over the succeeding 12 months on the principal amount of the note, as applicable, that will be outstanding on the payment date following such date of determination, that exceeds 1.25x at the aircraft or entity level and for the Company’s debt to worth ratio to not exceed 5.00x at the aircraft or entity level. The Company is in compliance with such financial covenants as of December 31, 2024.
Citywide Banks Loans
Through certain of our subsidiaries, we entered into two credit facilities with Citywide Banks (formerly known as Rocky Mountain Bank) to finance in part (i) the construction of airplane hangars on September 30, 2019 and (ii) the purchase of four Quest Kodiak aircraft on February 3, 2020. In connection with such credit facilities, we also entered into various term loan and other long-term debt agreements which contain certain financial covenants, including, that we maintain (i) a DSCR that exceeds 1.25x (generally calculated as the ratio of the net operating income over the debt service payments made or as the ratio of adjusted EBITDA over the aggregate amount of interest and principal payments, in each case, as determined in the applicable agreement) and (ii) certain senior leverage ratios that do not exceed 6.00x through the third quarter of 2025 or 5.00x thereafter (generally calculated as the ratio of the senior funded debt over EBITDA, as determined in the applicable agreement). The Company is in compliance with such financial covenants as of December 31, 2024.
Mezzanine and Permanent Equity
Preferred Shares
On April 25, 2022, we authorized and issued 315,789.473684 Legacy Bridger Series C Preferred Shares for aggregate proceeds of $288.5 million, net of issuance costs of $11.5 million. Legacy Bridger Series C Preferred Shares rank senior to our Common Stock and ranked subordinate to Legacy Bridger Series A Preferred Shares with respect to the distribution of assets upon liquidation or certain triggering events. Upon the Closing, Legacy Bridger Series C Preferred Shares were exchanged for shares of Series A Preferred Stock on a one-to-one basis as a portion of the merger consideration issued in connection with the Reverse Recapitalization. The Series A Preferred Stock is classified as mezzanine equity as it remains probable that they may become redeemable upon the mandatory redemption date of April 25, 2032. Series A Preferred Stock does not participate in earnings and is non-voting. For additional information regarding the terms and conditions of the Series A Preferred Stock, see “Note 18 – Mezzanine Equity” for additional details.
Prior to the Closing, Legacy Bridger Series C Preferred Shares accrued interest daily at 7% per annum for the first year, 9% per annum for the second year and 11% per annum thereafter. Following the Closing, the Series A Preferred Stock will continue to accrue interest daily at 7% per annum for the first six years, 9% per annum for the seventh year and 11% per annum thereafter. Accrued interest for Series A Preferred Stock was $25.3 million as of December 31, 2024.
As of December 31, 2024, it was probable that the Series A Preferred Stock may become redeemable at the holder’s option on or after March 29, 2027. We have elected to recognize changes in redemption value immediately, adjusting the preferred shares to the maximum redemption value at each reporting date. As of December 31, 2024, Series A Preferred Stock had a carrying value and redemption value of $380.2 million.
Historical Cash Flows
Our consolidated cash flows from operating, investing and financing activities for the years ended December 31, 2024 and 2023 were as follows:

	For the years ended December 31,
$s in thousands	2024	2023
Net cash provided by (used in) operating activities	$9,355	$(26,808)
Net cash provided by investing activities	2,056	27,158
Net cash provided by (used in) financing activities	4,673	(5,831)
Effects of exchange rate changes	62	(42)
Net change in cash and cash equivalents	$16,146	$(5,523)

Operating Activities
Net cash provided by operating activities was $9.4 million for the year ended December 31, 2024, compared to Net cash used in operating activities of $26.8 million for the year ended December 31, 2023. Net cash provided by operating activities reflects Net loss of $15.6 million for the year ended December 31, 2024 compared to Net loss of $77.4 million for the year ended December 31, 2023. Net cash provided by operating activities for the year ended December 31, 2024 reflects add-backs to Net loss for non-cash charges totaling $28.0 million, primarily attributable to depreciation and amortization of $17.5 million, stock-based compensation expense of $16.2 million, and partially offset by the change in fair value of the Warrants of $4.5 million. Net cash used in operating activities for the year ended December 31, 2023 reflects add-backs to Net loss for non-cash charges totaling $62.2 million, primarily attributable to stock-based compensation expense of $47.8 million and depreciation and amortization of $11.1 million.
Investing Activities
Net cash provided by investing activities was $2.1 million for the year ended December 31, 2024, compared to Net cash provided by investing activities of $27.2 million for the year ended December 31, 2023. Net cash provided by investing activities for the year ended December 31, 2024 reflects purchases of property, plant and equipment of $4.1 million, which is primarily comprised of purchases, aircraft improvements and expenditures for capitalized software of $1.2 million, partially offset by the collection of cash from note receivable of $3.0 million, cash acquired through the FMS Acquisition of $2.6 million and proceeds from maturities of marketable securities of $1.1 million. Net cash provided by investing activities for the year ended December 31, 2023 primarily reflects proceeds from sales and maturities of marketable securities of $55.4 million, partially offset by purchases of property, plant and equipment of $20.7 million.
Financing Activities
Net cash provided by financing activities was $4.7 million for the year ended December 31, 2024, compared to Net cash used in financing activities of $5.8 million for the year ended December 31, 2023. Net cash provided by financing activities for the year ended December 31, 2024 primarily reflects gross proceeds from issuance of Common Stock in offerings of $9.3 million, partially offset by repayments on debt of $3.0 million and payment of issuance costs for Common Stock in offerings of $1.0 million. Net cash used in financing activities for the year ended December 31, 2023 primarily reflects costs incurred related to the Closing of $6.8 million and repayments of debt of $2.2 million partially offset by proceeds from the Closing of $3.2 million.
Contractual Obligations
Our principal commitments consist of obligations for outstanding leases and debt. The following table summarizes our contractual obligations as of December 31, 2024:

	Payments Due by Period
$s in thousands	Total	Current	Noncurrent
Lease obligations	$10,539	$2,449	$8,090
Debt obligations	208,387	3,173	205,214
Total	$218,926	$5,622	$213,304
On November 17, 2023, the Company entered into a series of agreements with MAB and its subsidiary designed to facilitate the purchase and return-to-service of four Spanish Scoopers originally awarded to the Company in September 2023 via a public tender process from the Government of Spain. The terms of the agreements provide that the Company will manage the return-to-service upgrades of the Spanish Scoopers while they are owned and funded by MAB. The Company has the right, but not the obligation, to acquire each plane as it is ready to be contracted and returned to service. In the event that the Company does not purchase the aircraft within the time periods set forth in the agreements, then either party may initiate a sales process for the sale of all aircraft that have not been purchased by the Company, which sales process the Company will oversee and manage. If the aircraft are sold to a third party through such process, then the Company must pay the MAB’s subsidiary a cash fee equal to the amount, if any, by which the aggregate price of the Company’s purchase options for such aircraft exceeds the consideration paid by the third-party purchaser for the same aircraft, not to exceed $15.0 million in aggregate. If the aircraft are not sold to a third party and MAB’s subsidiary has not otherwise entered into an operating lease with a third party for the aircraft, then the Company must pay MAB’s subsidiary $15.0 million.

Off-Balance Sheet Arrangements
On November 17, 2023, we entered into a series of agreements designed to facilitate the purchase and return-to-service of the Spanish Scoopers originally awarded to the Company’s wholly-owned subsidiary, BAE, in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell its entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB. We also entered into a services agreement with MAB whereby we will manage the return-to-service upgrades of the Spanish Scoopers through the Company’s wholly-owned Spanish subsidiary, Albacete Aero, S.L., while they are owned and funded by MAB. The service agreement also provides that we have the right, but not the obligation, to acquire each Spanish Scooper as it is ready to be contracted and returned to service. The Company assessed both MAB and BAE for variable interest entity accounting under ASC 810-10-15 and determined that MAB is a voting interest entity and BAE is a variable interest entity. However, neither entity is consolidated in the Consolidated Financial Statements as the Company does not have a controlling financial interest in MAB and the Company is not the primary beneficiary of BAE.
As of December 31, 2024 and 2023, we did not have any other relationships with special purpose or variable interest entities which have been established for the purpose of facilitating off-balance sheet arrangements, which have not been consolidated in the Consolidated Financial Statements of the Company. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
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
Revenue Recognition
We enter into short, medium and long-term contracts with customers, primarily with government agencies to deploy aerial fire management assets during the firefighting season. Contracts with our customers generally include a termination for convenience clause. The majority of our contracts are started and completed within the same year. We recognize revenue under Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”), which utilizes a five-step model.
The definition of a contract for us is typically defined as a customer purchase order as this is when we achieve an enforceable right to payment. The deliverables within a customer purchase order are analyzed to determine the number of performance obligations.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control is transferred and the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services are highly interrelated or meet the series guidance. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate the standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.
For Aerial firefighting contracts, the Company primarily performs the following activities as part of a stand-ready obligation: (i) providing our aircraft, pilot, and field maintenance personnel necessary to operate the aircraft (ii) performing the services required on the contract, whether it be fire suppression or aerial surveillance services. The integrated firefighting services that we perform under each contract represent a single performance obligation satisfied over time, as a series of distinct time increments. The amounts billed to the customer are determined based on varying rates applicable to the specific activities performed on a daily basis. Such consideration is allocated to the distinct daily increment it relates to within the contract and therefore, recognized as we perform the daily firefighting services on the contract. We utilize the output method to recognize revenue over time as this depicts the Company’s performance toward complete satisfaction of the performance obligation
Maintenance repair revenue consists of maintenance repair and return-to-service work performed on customer aircraft. For maintenance repair contracts, we manufacture products to customer specifications and the product cannot be easily modified to satisfy another customer’s order or we perform return-to-service work on customer aircraft. As such, these products are deemed to have no alternative use once the manufacturing process begins. In the event the customer invokes a termination for convenience clause, we would be entitled to costs incurred to date plus a reasonable profit. Contract costs typically include labor, materials, overhead, and when applicable, subcontractor costs. For most of our products, we are building assets with no alternative use and have enforceable right to payment, and thus, we recognize revenue using the over-time method. For return-to-service contracts, the customer maintains control of the asset as we perform the services.
The majority of our performance obligations are satisfied over time as work progresses. Typically, revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion, also known as cost-to-cost plus reasonable profit) to determine progress.
Contract estimates are based on various assumptions to project the outcome of future events that can span multiple months or years. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors.
As a significant change in one or more of these estimates could affect the progress completed (and related profitability) on our MRO contracts, we review and update our contract-related estimates on a regular basis. We recognize such adjustments under the cumulative catch-up method. Under this method, the impact of the adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue.
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
The Omnibus Plan expires on January 23, 2033. As of December 31, 2024, the Omnibus Plan authorized an aggregate of 15,994,676 shares of Common Stock for issuance. As of December 31, 2024, 8,422,192 shares of Common Stock remain available under the Omnibus Plan.
As of December 31, 2024, the Company has granted participants RSUs and bonuses paid in Common Stock under the Omnibus Plan. The fair value of RSUs is determined based on the quoted market price of the Common Stock on the date of grant. Compensation cost for the RSUs is recognized over the requisite service period based on a graded-vesting method. The Company accounts for forfeitures as they occur. Stock-based compensation is included in both Cost of revenues and Selling, general and administrative expense in the Consolidated Statements of Operations. Upon vesting of each RSU, the Company will issue one share of Common Stock to the RSU holder.
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
When we elect to perform a qualitative assessment and conclude it is more likely that the fair value of the reporting unit is greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary. Otherwise, a quantitative assessment is performed, and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or the business climate that could affect the value of an asset or an adverse reaction. As of the October 1, 2024 and 2023 annual goodwill impairment tests, the Company’s qualitative analysis indicated the fair value of the Company’s reporting units exceeded carrying value.
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

Property, Plant and Equipment, net
Property, plant and equipment is stated at net book value, cost less depreciation. Depreciation for aircraft, engines and rotable parts is recorded over the estimated useful life based on flight hours. Depreciation for vehicles and equipment, buildings and leasehold improvements is computed using the straight-line method over the estimated useful lives of the property, plant and equipment. Airplane hangars located on leased airport property are considered leasehold improvements with useful lives determined based on the estimated life of the underlying ground lease. Depreciable lives by asset category are as follows:

Estimated useful life
Aircraft, engines and rotable parts	1,500 – 6,000 flight hours
Vehicles and equipment	3 – 5 years
Buildings	50 years
Leasehold improvements	27 - 29 years
Property, plant and equipment are reviewed for impairment as discussed above under “Long-Lived Assets”.
Cost Method Investments
We hold equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment, totaling $5.0 million as of December 31, 2024 and 2023.
Variable Interest Entities
In accordance with ASC 810-10-15, Consolidation, guidance with respect to accounting for VIEs, these entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances. For the years ended December 31, 2024 and 2023, Northern Fire Management Services, LLC, a VIE of which the Company was identified as the primary beneficiary, is consolidated into our financial statements. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Fair Value of Financial Instruments
In accordance with ASC 820, Fair Value Measurement, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of our business. Unobservable inputs reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available.
Warrant Liabilities
We account for the Warrants issued in connection with the Reverse Recapitalization in accordance with the guidance contained in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised. Refer to “Note 12 – Accrued Expenses and Other Liabilities” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

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
We will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by our emerging growth company status may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ended December 31, 2024 and 2023.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
We have identified two material weaknesses in our internal control over financial reporting, which we are in the process of, and are focused on, remediating. The material weaknesses are related to the accounting for complex transactions within our financial statement closing and reporting process, and maintaining and monitoring user access to certain IT systems contributing to our financial reporting.
While we remediated substantial parts of these pre-existing material weaknesses throughout the year, we concluded that we may be exposed to the risk of material misstatement in our financial reports by a deficiency in our precision of the review of the inputs provided by external technical accounting experts, as well as the assignment and monitoring of user access in some of our IT applications.
We have already begun the process of, and are focused on, increasing the effectiveness of our internal control over financial reporting and remediating the material weakness, including:
•improving the workflow for complex accounting transactions to include multiple levels of review and increase the time available to thoroughly evaluate the application of GAAP and improve the precision of review of assumptions made within third party accounting experts’ work product and
•hiring a Director of Technical Accounting and Reporting in December 2024 to augment and improve our review of third-party accounting advice.
•restricting privileged access in our general ledger and account reconciliation applications to ensure the strict enforcement of workflows, and

•designing controls to closely monitor the way in which remaining privileged access to financially relevant IT applications is exercised by those who hold it.
While these ongoing and planned actions are subject to constant management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BRIDGER AEROSPACE GROUP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of
Bridger Aerospace Group Holdings, Inc.
Belgrade, Montana
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bridger Aerospace Group Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Atlanta, Georgia
March 14, 2025

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$39,336	$22,956
Restricted cash	13,747	13,981
Investments in marketable securities	—	1,009
Accounts and note receivable	5,945	4,113
Aircraft support parts	857	488
Prepaid expenses and other current assets	3,924	2,648
Total current assets	63,809	45,195
Property, plant and equipment, net	183,769	196,611
Intangible assets, net	6,076	1,730
Goodwill	20,749	13,163
Other noncurrent assets, net[1]	16,406	16,771
Total assets	$290,809	$273,470
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable[2]	$5,330	$3,978
Accrued expenses and other current liabilities[3]	14,057	17,168
Operating right-of-use current liability[4]	1,835	2,153
Current portion of long-term debt, net of debt issuance costs	2,170	2,099
Total current liabilities	23,392	25,398
Long-term accrued expenses and other noncurrent liabilities	5,388	10,777
Operating right-of-use noncurrent liability[5]	6,083	5,779
Long-term debt, net of debt issuance costs[6]	202,469	204,585
Total liabilities	237,332	246,539
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY
Series A Preferred Stock, $0.0001 par value; 315,789.473684 shares authorized, issued and outstanding at December 31, 2024 and 2023	380,179	354,840
STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 54,209,388 shares issued and outstanding at December 31, 2024; 44,776,926 shares issued and outstanding at December 31, 2023	6	5
Additional paid-in capital	101,495	84,771
Accumulated deficit	(429,239)	(413,672)
Accumulated other comprehensive income	1,036	987
Total stockholders’ deficit	(326,702)	(327,909)
Total liabilities, mezzanine equity, and stockholders’ deficit	$290,809	$273,470
1Includes related party operating lease right-of-use assets of $5.1 million and $6.3 million as of December 31, 2024 and 2023, respectively.
2Includes related party accounts payable of $0.1 million as of December 31, 2024 and 2023, respectively.
3Includes related party accrued interest expense of zero and $0.4 million as of December 31, 2024 and 2023, respectively.
4Includes related party operating lease right-of-use current liabilities of $1.3 million and $1.7 million as of December 31, 2024 and 2023, respectively.
5Includes related party operating lease right-of-use noncurrent liabilities of $3.8 million and $4.6 million as of December 31, 2024 and 2023, respectively.
6Includes related party debt of zero and $10.0 million as of December 31, 2024 and 2023, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the years ended December 31,
	2024	2023
Revenues[1]	$98,613	$66,708
Cost of revenues:
Flight operations[2]	31,016	24,412
Maintenance	26,459	16,928
Total cost of revenues	57,475	41,340
Gross income	41,138	25,368
Selling, general and administrative expense	35,820	82,863
Operating income (loss)	5,318	(57,495)
Interest expense[3]	(23,714)	(23,218)
Other income	2,067	3,053
Loss before income taxes	(16,329)	(77,660)
Income tax benefit	762	302
Net loss	$(15,567)	$(77,358)
Series A Preferred Stock—adjustment for deemed dividend upon Closing	—	(48,300)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	—	156,363
Series A Preferred Stock—adjustment to maximum redemptions value	(25,339)	(22,181)
(Loss) earnings attributable to Common stockholders – basic	(40,906)	8,524
Change in fair value of embedded derivative	—	155
Dilutive adjustments to (Loss) earnings attributable to Common stockholders - basic	—	(85,882)
Loss attributable to Common stockholders – diluted	$(40,906)	$(77,203)
(Loss) earnings per share – basic	$(0.81)	$0.19
Loss per share – diluted	$(0.81)	$(1.00)
Weighted average Common Stock outstanding - basic	50,524,996	45,269,201
Weighted average Common Stock outstanding - diluted	50,524,996	77,527,381
1Includes related party revenues of $0.3 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.
2Includes related party cost of revenues of $2.6 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively.
3Includes related party interest expense of $0.8 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the years ended December 31,
	2024	2023
Net loss	$(15,567)	$(77,358)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	62	(42)
Unrealized loss on derivative instruments	(43)	(290)
Unrealized gain on investments in marketable securities	—	247
Reclassification of realized loss (gain) on investments in marketable securities to earnings	30	(606)
Total other comprehensive income (loss), net of tax	49	(691)
Comprehensive loss	$(15,518)	$(78,049)
The accompanying notes are an integral part of these Consolidated Financial Statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Legacy Bridger Series C Preferred Shares / Series A Preferred Stock		Common Stock
	Share	Value	Share	Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
Balance at December 31, 2022	315,789	$489,022	39,081,744	$4	$—	$(415,304)	$1,678	$(413,622)
Net loss	—	—	—	—	—	(77,358)	—	(77,358)
Foreign currency translation adjustment	—	—	—	—	—	—	(42)	(42)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(290)	(290)
Unrealized gain on investments on marketable securities	—	—	—	—	—	—	247	247
Reclassification of realized gain on investments in marketable securities to earnings	—	—	—	—	—	—	(606)	(606)
Effect of the Closing	—	(156,363)	4,687,546	1	52,085	78,990	—	131,076
Series A Preferred Stock adjustment to maximum redemptions value	—	22,181	—	—	(22,181)	—	—	(22,181)
Bonuses paid in Common Stock	—	—	736,554	—	3,829	—	—	3,829
Common Stock issued related to acquisition activity	—	—	426,531	—	3,242	—	—	3,242
Stock-based compensation	—	—	2,268,129	—	47,796	—	—	47,796
Balance at December 31, 2023	315,789	$354,840	47,200,504	$5	$84,771	$(413,672)	$987	$(327,909)
Net loss	—	—	—	—	—	(15,567)	—	(15,567)
Foreign currency translation adjustment	—	—	—	—	—	—	62	62
Unrealized loss on derivative instruments	—	—	—	—	—	—	(43)	(43)
Reclassification of realized loss on investments in marketable securities to earnings	—	—	—	—	—	—	30	30
Series A Preferred Stock adjustment to maximum redemption value	—	25,339	—	—	(25,339)	—	—	(25,339)
Sales of Common Stock through offerings	—	—	2,217,164	—	9,337	—	—	9,337
Costs related to offerings	—	—	—	—	(1,006)	—	—	(1,006)
Common Stock issued related to acquisition activity	—	—	4,947,202	1	18,216	—	—	18,217
Repurchased shares for tax withholding	—	—	(187,020)	—	(644)	—	—	(644)
Cancellation of vested restricted stock units	—	—	(2,032,545)	—	—	—	—	—
Stock-based compensation	—	—	2,064,083	—	16,160	—	—	16,160
Balance at December 31, 2024	315,789	$380,179	54,209,388	$6	$101,495	$(429,239)	$1,036	$(326,702)
The accompanying notes are an integral part of these Consolidated Financial Statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(15,567)	$(77,358)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions:
Depreciation and amortization	17,451	11,089
Stock-based compensation expense	16,160	47,796
Impairment of long-lived assets	—	2,529
Amortization of debt issuance costs	943	968
Loss on disposal of fixed assets	386	1,183
Change in fair value of Warrants	(4,530)	(267)
Change in fair value of embedded derivative	(885)	(155)
Change in fair value of freestanding derivative	—	51
Change in fair value of earnout consideration	(393)	167
Realized gain on investments in marketable securities	(16)	(794)
Deferred tax benefit	(1,142)	(342)
Changes in operating assets and liabilities, net:
Accounts receivable	(2,133)	(1,085)
Aircraft support parts	(104)	1,273
Prepaid expense and other current and noncurrent assets	2,286	(2,381)
Accounts payable, accrued expenses and other liabilities[1]	(3,101)	(9,482)
Net cash provided by (used in) operating activities	9,355	(26,808)
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	1,055	55,406
Purchases of marketable securities	—	(999)
Investment in equity securities	—	(4,000)
Purchases of property, plant and equipment	(4,084)	(20,738)
Sale of property, plant and equipment	649	817
Expenditures for capitalized software	(1,156)	(328)
Issuance of note receivable	—	(3,000)
Collection of note receivable	3,000	—
Cash acquired through acquisition	2,592	—
Net cash provided by investing activities	2,056	27,158
Cash Flows from Financing Activities:
Costs incurred related to the Closing	—	(6,794)
Proceeds from the Closing	—	3,194
Repayments on debt	(2,988)	(2,201)
Payment of finance lease liability	(26)	(30)
Payment of issuance costs for Common Stock in offerings	(1,006)	—
Proceeds from issuance of Common Stock in the at-the-market offering	168	—
Proceeds from issuance of Common Stock in the registered direct offering	9,169	—
Restricted stock units settled in cash	(644)	—
Net cash provided by (used in) financing activities	4,673	(5,831)
Effects of exchange rate changes	62	(42)
Net change in cash, cash equivalents and restricted cash	16,146	(5,523)
Cash, cash equivalents and restricted cash – beginning of the year	36,937	42,460
Cash, cash equivalents and restricted cash – end of the year	$53,083	$36,937
Less: Restricted cash – end of the year	13,747	13,981
Cash and cash equivalents – end of the year	$39,336	$22,956
1Includes related party accounts payable of $0.1 million for the years ended December 31, 2024 and 2023.
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
As of December 31, 2024, the Company owns fourteen aircraft, including six Viking CL-415EAFs (“Super Scoopers”), four Daher Kodiaks 100s (“Daher Kodiaks”), three Twin Commander surveillance platforms (“Twin Commanders”), and one Pilatus PC-12 (“Pilatus”).
Liquidity
In the prior reporting period, the Company identified certain conditions that raised substantial doubt about its ability to continue as a going concern. These conditions included noncompliance with certain financial covenants, including maintaining minimum liquidity requirements and uncertainty regarding the Company’s ability to diligently prosecute the cost reduction plan. However, in the subsequent period, the Company is in compliance with all financial covenants and successfully improved cash flow. As a result, management has concluded that substantial doubt no longer exists.
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Consolidated Financial Statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest, for which all intercompany transactions have been eliminated upon consolidation. Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net income/loss, total assets, or stockholders’ equity.
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
•the adoption and assumption of the 2023 Omnibus Incentive Plan (the “Omnibus Plan”) and any grants or awards issued thereunder and adoption of the 2023 Employee Stock Purchase Plan upon the Closing to grant equity awards to Bridger employees; and
•during the period from the Closing until five years following the Closing, JCIC subjected 20% of JCIC’s issued and outstanding common stock (“Sponsor Earnout Shares”), comprised of two separate tranches of 50% of the Sponsor Earnout Shares per tranche, to potential forfeiture to Bridger for no consideration until the occurrence (or deemed occurrence) of certain triggering events.
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
•Bridger’s board of directors (the “Board”) had nine members, and representatives or designees of the Legacy Bridger equity holders comprise the majority of the members of the Board;
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Variable Interest Entities
In accordance with ASC 810-10-15, Consolidation, guidance with respect to accounting for variable interest entities (“VIE”), these entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances.
Northern Fire Management Services, LLC (“NFMS, LLC”): The Company assisted in designing and organizing NFMS, LLC with a business purpose of employing Canadian aviation professionals to provide services to the Company. A master services agreement exists between NFMS, LLC and the Company, Bridger Air Tanker, LLC, a wholly-owned subsidiary of the Company, to transfer all annual expenses incurred to the Company in exchange for the Canadian employees to support the Company’s water scooper aircraft. NFMS, LLC is 50% owned by a Canadian citizen, and 50% owned by Bridger Aerospace Group, LLC. NFMS, LLC was determined to be a VIE primarily due to the entity’s lack of sufficient equity investment at risk and the Company was determined to be the primary beneficiary of the VIE primarily attributable to the Company’s responsibility for all decisions related to NFMS, LLC’s expenditures. Accordingly, NFMS, LLC has been consolidated by the Company for the years ended December 31, 2024 and 2023 and all intercompany expenses associated with NFMS, LLC and its service agreement have been eliminated in consolidation. For the years ended December 31, 2024 and 2023, NFMS, LLC’s assets and liabilities were immaterial to the Company’s financial statements.
Bridger Aerospace Europe, S.L.U. (“BAE”) and MAB Funding, LLC (“MAB”): On November 17, 2023, we entered into a series of agreements designed to facilitate the purchase and return-to-service of four Canadair CL-215T Amphibious Aircraft (the “Spanish Scoopers”) originally awarded to our wholly-owned subsidiary, BAE, in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell the entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB. We also entered into a services agreement with MAB whereby we will manage the return-to-service upgrades of the Spanish Scoopers through our wholly-owned Spanish subsidiary, Albacete Aero, S.L., while they are owned and funded by MAB. The service agreement also provides that we have the right, but not the obligation, to acquire each Spanish Scooper as it is ready to be contracted and returned to service. The Company assessed both MAB and BAE for variable interest entity accounting under ASC 810-10-15 and determined that MAB is a voting interest entity and BAE is a variable interest entity. However, neither entity is consolidated in the Consolidated Financial Statements as the Company does not have a controlling financial interest in MAB and the Company is not the primary beneficiary of BAE. Accordingly, neither of these entities have been consolidated in the Consolidated Financial Statements of the Company for the years ended December 31, 2024 and 2023. Refer to “Note 17 – Commitments and Contingencies” included in this Annual Report on Form 10-K for additional details.

Use of Estimates
The preparation of financial statements in conformity with GAAP, requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosure of gain or loss contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include: (a) excess and aging aircraft support parts reserves, (b) allowance for doubtful accounts, (c) useful lives of property, plant and equipment, net, (d) allocation of the purchase price to the fair value of assets acquired and liabilities assumed, (e) impairment of long-lived assets, goodwill and other intangible assets, (f) disclosure of fair value of financial instruments, (g) variable interest entities, (h) accounting for Series A Preferred Stock, (i) revenue recognition, (j) estimates and assumptions made in determining the carrying values of goodwill, other intangible assets and contingent consideration and (k) Public Warrants and Private Placement Warrants. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and all highly liquid, readily convertible investments with a maturity of three months or less. Cash equivalents are placed primarily in time deposits and money market funds due in three months or less. At times, deposits in these institutions exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.
Restricted Cash
Restricted cash includes cash and cash equivalents that are not readily available for use in the Company’s operating activities. These funds are held in a demand deposit account or highly rated money market fund. The restricted cash amounts as of December 31, 2024 and 2023, respectively, relate to the Series 2022 Bonds.
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
Accounts and Note Receivable
Accounts receivable consist of amounts due from our customers. The Company maintains an allowance for doubtful accounts equal to the estimated losses expected to be incurred based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. For the years ended December 31, 2024 and 2023, the Company did not record any bad debt expense as accounts receivable have historically been collected in accordance with the policy and there is no history of write-offs.

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

Property, Plant and Equipment, net
Property and equipment, net owned by the Company is depreciated over the estimated useful lives of individual assets. Depreciation for aircraft, engines and rotable parts is recorded over the estimated useful life based on flight hours and is recorded in Cost of revenues in the Consolidated Statements of Operations. Depreciation for vehicles and equipment, buildings and leasehold improvements is computed using the straight-line method over the estimated useful lives of the property, plant and equipment and is recorded in Selling, general and administrative expense in the Consolidated Statements of Operations. Airplane hangars located on leased airport property are considered leasehold improvements with useful lives determined based on the estimated life of the underlying ground lease. The table below summarizes depreciable lives by asset category:

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
Contingent consideration represents an obligation of the acquirer to transfer additional assets or equity interests to the seller if future events occur or conditions are met, is recognized when probable and reasonably estimable. Contingent consideration is first assessed as either an equity or liability depending on the nature of the consideration. All contingent considerations is classified as a liability. Contingent consideration recognized is included in the initial cost of the assets acquired and recorded in Accrued expenses and other current liabilities and Long-term accrued expenses and other noncurrent liabilities within the Consolidated Balance Sheets. Subsequent changes in the estimated fair value of contingent consideration are recognized as Selling, general and administrative expenses within the Consolidated Statements of Operations.
Intangible Assets
In accordance with ASC Topic 350, Intangibles - Goodwill and Other, the Company classifies intangible assets into two categories: (1) intangible assets with finite lives subject to amortization and (2) intangible assets with indefinite lives not subject to amortization. Separately, the Company tests intangible assets with finite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. The Company records an impairment charge when the carrying value of the finite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from one to 15 years.
Intangible assets consist of finite-lived intangible assets acquired through the Company’s historical business combinations and software developed for internal-use. In accordance with ASC Topic 350-40, Software - Internal-Use Software, the Company capitalizes certain direct costs of developing internal-use software that are incurred in the application development stage, when developing or obtaining software for internal use. The Company assesses impairment related to software in accordance with ASC Topic 985-20, Software – Costs of Software To Be Sold, Leased, or Marketed. Once the internal use software is ready for its intended use, it is amortized on a straight-line basis over its useful life. Refer to “Note 10 – Goodwill and Intangible Assets, Net” included in this Annual Report on Form 10-K.
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
Goodwill
Goodwill represents the excess of purchase price over fair value of the net assets acquired in an acquisition. Refer to “Note 10 – Goodwill and Intangible Assets, Net” included in this Annual Report on Form 10-K.
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
Goodwill is tested for impairment at the reporting unit level using a fair value approach. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed, and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment in accordance with ASC Topic 360, Property, Plant and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Cost Method Investments
The Company holds equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment. As of December 31, 2024 and 2023, the Company had $5.0 million of cost method investments included in Other noncurrent assets in the Consolidated Balance Sheets.
Deferred Offering Costs
Deferred offering costs primarily consist of capitalized legal, accounting and other third-party costs incurred that are related to the Reverse Recapitalization and subsequent securities offerings. As of December 31, 2024 and 2023, the Company recorded $19.6 million and $18.0 million to Stockholders’ deficit in the Consolidated Balance Sheets, respectively. For the years ended December 31, 2024 and 2023, the Company recorded zero and $0.5 million to Selling, general and administrative expense in the Consolidated Statements of Operations.

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
Fair Value of Financial Instruments
In accordance with ASC 820, Fair Value Measurement (“ASC 820”), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company’s business. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available.
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
Revenue Recognition
Aerial firefighting revenues
The Company enters into short, medium and long-term contracts with customers, primarily with government agencies during the firefighting season, to perform aerial firefighting services (fire suppression and air attack). The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”).
The majority of the Company’s aerial firefighting contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, are not distinct. The Company primarily performs the following activities on contracts as part of a stand-ready obligation: (i) providing our aircraft, pilot, and field maintenance personnel necessary to operate the aircraft (ii) performing the services required on the contract, whether it be fire suppression or aerial surveillance services. The integrated firefighting services that we perform under each contract represent a single performance obligation satisfied over time, as a series of distinct time increments.
Our firefighting contracts generally provide for payment on a day rate basis. Such activities consist of standby and flight time. Standby rates are charged daily when aircraft is available for use at a fire base, awaiting request from the customer for flight deployment. Flight time is charged hourly when the engines of the aircraft are started and stopped upon request of the customer. The amounts billed to the customer are determined based on varying rates applicable to the specific activities performed on a daily basis. Such consideration is allocated to the distinct daily increment it relates to within the contract and therefore, recognized as we perform the daily firefighting services on the contract.
We measure progress in a manner that depicts the performance of transferring control to the customer. As such, we utilize the output method to recognize revenue over time as this depicts the Company’s performance toward complete satisfaction of the performance obligation. As the Company has a right to consideration from customers in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date, the Company has applied the practical expedient to recognize revenue in the amount to which we have the right to invoice. We have elected to exclude from the transaction price all taxes assessed by governmental and foreign authorities.

MRO revenues
Maintenance repair revenue consists of maintenance repair and return-to-service work performed on customer aircraft. The Company commonly contracts with third-parties to perform certain repair and return-to-service work. The Company considers itself the principal in these arrangements as we control the timing and nature of the services ultimately provided by the third-party to the customer.
Each maintenance contract consists of integrated repair and return-to-service activities that are highly interdependent, and therefore, represent a single performance obligation. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected-cost-plus-margin approach, under which the Company forecasts the expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service.
The Company satisfies the underlying performance obligations over time as either the customer obtains control or receives benefits as work is performed on the contract, or the products we are building are assets with no alternative use and we have an enforceable right to payment. As a result, under ASC 606, revenue is recognized over time using the cost-to-cost method (cost incurred relative to total estimated cost at completion).
Contract estimates
Actual revenues and project costs may vary from previous estimates due to changes in a variety of factors. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the availability of materials, and the effect of any delays on our project performance. We periodically review our job performance, job conditions, estimated profitability and final contract settlements, including our estimate of total costs and make revisions to costs and income in the period in which the revisions are probable and reasonably estimable. We bear the risk of cost overruns in most of our contracts, which may result in reduced profits. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. Contracts can be modified to account for changes in contract specifications and requirements. Contract modifications are considered to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the Company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Total cumulative catch-up adjustments were not material for the year ended December 31, 2024.
Other revenues
Other revenue primarily consists of training services and lease revenue when we lease our owned aircraft to third parties, typically on an hourly or daily basis. For the years ended December 31, 2024 and 2023, we had lease revenue of $4.9 million and $0.9 million, respectively.
Contract assets & liabilities
The timing of revenue recognition, customer billings, and cash collections results in a contract asset or contract liability at the end of each reporting period. For instances where we recognize revenue prior to having an unconditional right to payment, we record a contract asset. When an unconditional right to consideration exists, we reduce our contract asset and recognize an unbilled or trade receivable. When amounts are dependent on factors other than the passage of time in order for payment from a customer to be due, we record a contract asset which consists of costs incurred where revenue recognized over time using the cost-to-cost model exceeds the amounts billed to customers. Contract assets are recorded as unbilled receivables within Accounts and note receivable in the Condensed Consolidated Balance Sheets. Contract liabilities include advance payments and billings in excess of revenue recognized. Contract liabilities are recorded as deferred revenue within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Certain customers make advance payments prior to the satisfaction of our performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied over time as costs are incurred. Contract assets and contract liabilities are determined on a contract-by-contract basis.
Payment terms vary by customer and type of revenue contract. The Company generally expects that the period of time between payment and transfer of promised goods or services will be less than one year. In such instances, the Company has elected the practical expedient to not evaluate whether a significant financing component exists.

Net contract assets are as follows:

As of December 31,
$s in thousands	2024
Contract assets	$1,746
Contract liabilities	858
Net contract assets	$888
The Company did not have contract assets or liabilities as of January 1, 2023 or December 31, 2023, thus there was no revenue recognized for the year ended December 31, 2024 that was previously recognized in contract liabilities.
Changes in the balances of the Company’s contract assets and liabilities primarily result from timing differences between revenue recognition and customer billings and/or payments. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the year ended December 31, 2024.
As of December 31, 2024, the Company has remaining unsatisfied performance obligations of $8.1 million, of which the entire balance is expected to be recognized as revenue within the next twelve months.
Contract costs
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
Revenue Disaggregation
The following table presents the disaggregation of revenue by service:

	For the years Ended December 31,
$s in thousands	2024	2023
Fire suppression	$66,765	$56,022
Aerial surveillance	13,062	9,730
MRO	13,918	48
Other services	4,868	908
Total revenues	$98,613	$66,708

	For the Years Ended December 31,
$s in thousands	2024	2023
United States	$88,527	$49,486
Spain	10,086	48
Canada	—	17,174
Total revenues	$98,613	$66,708
Concentration Risk
The Company had two customers who individually accounted for 61% and 12% of total revenues for the year ended December 31, 2024, and three customers who individually accounted for 65%, 12% and 11% of total revenues for the year ended December 31, 2023. The Company had three customers who individually accounted for 42%, 17% and 13% of total accounts receivable as of December 31, 2024, and three customers who individually accounted for 39%, 34% and 19% of total accounts receivable as of December 31, 2023.
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

Subsequent to the Reverse Recapitalization, Bridger Aerospace Group Holdings, Inc. became the successor of Legacy Bridger as discussed in “Note 1 – Organization and Basis of Presentation” included in this Annual Report on Form 10-K. Bridger is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to net taxable income or loss and any related tax credits of the Company. Bridger is also subject to taxes in foreign jurisdictions in which it operates.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. During the years ended December 31, 2024 and 2023, the Company did not experience losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in Accumulated other comprehensive income and are reclassified into the line item in the Consolidated Statements of Comprehensive loss in which the hedged items are recorded in the same period the hedged items affect earnings. In addition, settlements on cash flow hedges are recorded in the same section of the Consolidated Statement of Cash Flows as the underlying nature of the hedged item.
The Company formally assesses whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized into earnings. The fair value is based on prevailing market data and using standard valuation models based on reasonable estimates about future relevant market conditions. Refer to “Note 15 – Long-Term Debt” included in this Annual Report on Form 10-K. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the financial risks described above.
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
Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This update enhances annual and interim disclosures, in the notes to financial statements, of specified information about certain costs and expenses. This new guidance is effective for the Company for its fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new accounting guidance on the Company’s Consolidated Financial Statements.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. Refer to “Note 23 – Segment and Geographic Information” included in this Annual Report on Form 10-K for further detail.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Years Ended December 31,
$s in thousands	2024	2023
Interest paid	$23,137	$23,220

Non-cash investing and financing activities:
Fixed assets in accounts payable	—	205
Conversion of promissory note to Common Stock	—	897
Series A Preferred Stock - adjustment for deemed dividend upon Closing	—	48,300
Series A Preferred Stock - adjustment to eliminate 50% multiplier	—	156,363
Series A Preferred Stock - adjustment to maximum redemption value	25,339	22,181
Purchase consideration of FMS acquisition paid in Common Stock	14,179	—
Purchase consideration of Ignis acquisition paid in Common Stock (Note 12)	4,038	3,242
Recognition of new right-of-use asset and corresponding operating lease liability	1,262	7,940
Assumption of JCIC liabilities	—	7,464
Recognition of Warrant liabilities	—	5,863
Bonuses paid in Common Stock	—	3,829
Cancellation of deferred underwriting fee	—	1,500
NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS IN MARKETABLE SECURITIES
The investments in marketable securities are classified as available-for-sale debt securities with short-term maturities of less than one year. The fair values, gross unrealized gains of the available-for-sale securities by type are as follows:

	As of December 31,
	2024	2023
$s in thousands	Carrying Value
Cash equivalents:
Commercial paper	$—	$1,974
Money market fund	36,305	11,208
Total cash equivalents	$36,305	$13,182
Restricted cash:
Money market fund	$13,747	$13,981

	As of December 31, 2023
$s in thousands	Purchase Price	Unrealized Gains	Fair Value
Investments in marketable securities:
Government securities	999	10	1,009
Total investments in marketable securities	$999	$10	$1,009
The Company did not have any investments in marketable securities as of December 31, 2024.
The net unrealized gain included in Accumulated other comprehensive income for the years ended December 31, 2024 and 2023 are zero and $0.2 million, respectively.
The proceeds from sales of available-for-sale securities and gross realized gains included in earnings for the years ended December 31, 2024 and 2023 are $1.1 million and $16,000, respectively, and $55.4 million and $0.8 million, respectively. The Company determines gains and losses using the first-in first-out method. For the years ended December 31, 2024 and 2023, the Company reclassified out of Accumulated other comprehensive income a loss of $30,000 and a gain of $0.6 million, respectively.

NOTE 5 – ACCOUNTS AND NOTE RECEIVABLE
Accounts and note receivable consist of the following:

	As of December 31,
$s in thousands	2024	2023
Trade accounts receivable	$3,213	$681
Unbilled receivable	1,746	—
Foreign tax receivable	986	237
Note receivable	—	3,000
Other	—	195
Total accounts and note receivable	$5,945	$4,113
Substantially all accounts receivable at December 31, 2024, are expected to be collected in 2025. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts associated with the U.S. Government. Unbilled receivable consists of earned revenue that has not yet been billed specific to FMS cost to cost contracts as described in “Note 2 – Summary of Significant Accounting Policies” included in this Annual Report on Form 10-K. On September 5, 2023, the Company entered into a secured promissory note in the amount of $3.0 million. This note accrues interest at a rate of 8.5% per annum and was paid in January 2024. Foreign tax receivable consists primarily of value-added taxes charged by the Spanish government.
NOTE 6 – AIRCRAFT SUPPORT PARTS
Aircraft support parts consist of the following:

	As of December 31,
$s in thousands	2024	2023
Repairables and expendables	$593	$488
Other	264	—
Total aircraft support parts	$857	$488
NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	As of December 31,
$s in thousands	2024	2023
Prepaid insurance	$1,472	$1,324
Prepaid subscriptions	1,229	1,115
Deposits	1,044	120
Other	179	89
Total prepaid expenses and other current assets	$3,924	$2,648

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consist of the following:

	As of December 31,
$s in thousands	2024	2023
Aircraft	$185,877	$184,290
Less: Accumulated depreciation	(38,210)	(25,121)
Aircraft, net	147,667	159,169
Leasehold improvements	35,504	34,824
Buildings	1,054	1,117
Vehicles and equipment	5,921	4,870
Capitalized software and development costs	35	—
Construction-in-progress - Leasehold improvements	5	5
Finance lease right-of-use-asset	101	121
Licenses	235	235
Less: Accumulated depreciation	(6,753)	(3,730)
Buildings and equipment, net	36,102	37,442
Total property, plant and equipment, net	$183,769	$196,611
For the year ended December 31, 2024, the Company recorded $14.5 million and $2.3 million of depreciation expense in Cost of revenues and Selling, general and administrative expense, respectively. For the year ended December 31, 2023, the Company recorded $9.6 million and $1.3 million of depreciation expense in Cost of revenues and Selling, general and administrative expense, respectively.
Aircraft are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In 2023, the Company noted that increasing maintenance costs associated with one of our Twin Commander aircraft indicated that this aircraft was not a viable contract operating plane, resulting in anticipated cash flow losses as a result of being unable to generate revenues from this aircraft. The Company believed the lack of cash flow and continued maintenance expenditures render the carrying amount of the aircraft unrecoverable. For the year ended December 31, 2024, the Company recorded no impairment charges. For the year ended December 31, 2023, associated impairment charges of $2.4 million in Selling, general and administrative expense in the Consolidated Statements of Operations.
For the years ended December 31, 2024 and 2023, the Company recorded losses on disposals of assets of $0.4 million and $1.2 million, respectively, in Selling, general and administrative expense in the Consolidated Statements of Operations.
For the years ended December 31, 2024 and 2023, capitalized interest to equipment from debt financing was zero and $1.2 million, respectively.

NOTE 9 – ACQUISITION ACTIVITY
2024 Acquisition Activity
On June 28, 2024, the Company completed the acquisition of all the outstanding equity interests of Flight Test & Mechanical Solutions, Inc. (“FMS” and the “FMS Acquisition”), a turn-key provider of integration solutions for government and commercial customers including instrumentation, flight testing and airworthiness certification, for total initially estimated consideration of $21.2 million, payable in unregistered shares of Bridger’s Common Stock, with $19.0 million fair value of Common Stock consideration paid at closing to the former stockholders of FMS (consisting of 3,728,945 restricted shares of Common Stock determined based upon a volume-weighted average per-share price (“VWAP”) of the Common Stock for the 90 consecutive trading days ended June 27, 2024). The shares issued at close were issued at the fair value upon the closing date. The remaining $2.2 million of fair value Common Stock consideration that is contingent upon the achievement of certain earnout conditions and, assuming achievement of such conditions, will be issued to the former stockholders of FMS in 2025 and 2026 with the price per share determined based upon a trailing 90-day VWAP of the Common Stock at the time of each issuance. During the measurement period, the Company revised the total purchase consideration of the FMS Acquisition due to changes in working capital adjustments, closing price adjustments and a deferred tax liability adjustment. As a result, total consideration decreased by $4.8 million. These adjustments resulted in a corresponding decrease in goodwill of $4.0 million. The maximum number shares of Common Stock issuable to the former FMS stockholders as contingent earnout consideration will not exceed 5,892,509 shares in the aggregate. All of the shares of Common Stock to be issued in the FMS Acquisition will be subject to transfer restrictions for an 18-month period after each issuance, with the transfer restrictions expiring with respect to 1/18th of the total shares of Common Stock each month over the 18-month period following such issuance.
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

The following tables summarizes the FMS Acquisition consideration and the preliminary fair value estimates of assets acquired and liabilities assumed, recognized at the date of the FMS Acquisition, with preliminary purchase price allocation adjustments since the preliminary purchase price allocation as previously disclosed as of June 30, 2024:

$s in thousands	As of June 30, 2024	Net Working Capital Adjustment	Closing Price Adjustment	As of December 31, 2024
Common Stock	$16,197	$—	$(3,136)	$13,061
Working Capital Excess Shares	233	—	(59)	174
Closing Cash Shares Adjustment	1,792	(1,600)	(49)	143
Accrued Dividends Payable Adjustment	800	—	—	800
Earnout Shares	2,164	—	—	2,164
Total purchase price	$21,186	$(1,600)	$(3,244)	$16,342

$s in thousands	As of June 30, 2024	Adjustments	As of December 31, 2024
Cash and cash equivalents	2,592	—	2,592
Accounts receivable[1]	2,684	17	2,701
Aircraft support parts	265	—	265
Prepaid expenses and other current assets	124	—	124
Property, plant and equipment	1,014	—	1,014
Intangible assets	3,900	—	3,900
Other noncurrent assets	838	1,016	1,854
Accounts payable	(259)	—	(259)
Dividends payable	(800)	—	(800)
Deferred revenue	(90)	(90)	(180)
Accrued expenses and other current liabilities	(170)	—	(170)
Operating right-of-use current liability	—	(56)	(56)
Operating right-of-use noncurrent liability	—	(960)	(960)
Deferred tax liability	(490)	(779)	(1,269)
Total identifiable net assets	9,608	(852)	8,756
Goodwill	11,578	(3,992)	7,586
Total purchase price	$21,186	$(4,844)	$16,342
1     Balance includes $1.0 million in unbilled receivable. Fair value of accounts receivable approximates the     contractual amount.
Purchase price allocation adjustments related primarily to net working capital, closing price and deferred tax liability adjustments.
Goodwill of $7.6 million arising from the FMS Acquisition is primarily attributable to the assembled workforce of FMS and expected synergies from combining operations. None of the acquired goodwill is expected to be deductible for income tax purposes. Acquired intangible assets consist of the following:
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

The transaction costs related to the acquisition were not material. The operating results of the acquisition have been included in the Company’s results of operations from the effective date of the acquisition. The amounts of revenue and operating loss of FMS included in the Company’s condensed consolidated statement of operations for the year end December 31, 2024 were $3.0 million and $0.9 million, respectively.

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
During 2024, certain performance conditions were met, resulting in a total settlement payment of $4.0 million, which was settled in shares on June 30, 2024. The excess over the initial fair value estimate was recorded as an expense in acquisition related costs in the Consolidated Statements of Operations. As of December 31, 2024, there is $3.7 million remaining of contingent consideration obligations related to the acquisition.
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

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill for years ended December 31, 2024 and 2023 were as follows:

$s in thousands	Goodwill
As of December 31, 2022	$2,458
Addition from Ignis Acquisition	10,676
Measurement period adjustment	29
As of December 31, 2023	$13,163
Addition from FMS Acquisition	11,578
Measurement period adjustment	(3,992)
As of December 31, 2024	$20,749
Intangible assets consisted of the following:

		As of December 31, 2024
$s in thousands	Estimated Life (Years)	Cost	Accumulated Amortization	Net
Contracts	5.5	$3,400	$(309)	$3,091
IPR&D	5	2,783	(260)	2,523
Trade name	9.5	300	(16)	284
Customer relationships	3.5	200	(29)	171
Licenses	10	68	(61)	7
Internal-use software	3	297	(297)	—
Total intangible assets		$7,048	$(972)	$6,076

		As of December 31, 2023
$s in thousands	Estimated Life (Years)	Cost	Accumulated Amortization	Net
IPR&D	5	$1,628	$—	$1,628
Internal-use software	3	297	(208)	89
Licenses	10	67	(54)	13
Total intangible assets		$1,992	$(262)	$1,730
IPR&D is the historical know-how, software, formula protocols, designs and procedures expected to be needed to complete the development of the technology asset and receive regulatory approval. The Company expects to amortize the IPR&D over its useful life of five years when placed into service. As of December 31, 2024 and 2023, the Company capitalized costs of $1.2 million and $0.3 million, respectively, related to IPR&D.
Amortization expense for intangible assets and other noncurrent assets was $0.7 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively. Amortization expense is included in Selling, general and administrative expense in the Consolidated Statements of Operations.
Future amortization expense for intangible assets subject to amortization is expected to be as follows:

$s in thousands	Expected Amortization
2025	$1,234
2026	1,227
2027	1,227
2028	1,170
2029	1,092
Thereafter	126
Total	$6,076

NOTE 11 – OTHER NONCURRENT ASSETS
Other noncurrent assets consisted of the following:

	As of December 31,
$s in thousands	2024	2023
Operating lease right-of-use asset	$7,951	$7,777
Investment in MAB	4,000	4,000
Prepaid subscriptions	1,543	2,877
Interest rate swap	1,075	1,117
Investment in Overwatch Imaging, Inc.	1,000	1,000
Other	837	—
Total other noncurrent assets	$16,406	$16,771

NOTE 12 – ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following:

	As of December 31,
$s in thousands	2024	2023
Accrued interest expense	$6,487	$6,448
Contingent consideration	6,219	8,486
Deferred revenue	858	—
Accrued salaries, wages and bonuses	1,635	1,099
Deferred underwriting fee payable	1,500	1,500
Warrant liabilities	1,066	5,596
Accrued foreign tax	925	2,707
Finance right-of-use liability	37	46
Embedded derivative of Series A Preferred Stock	—	885
Accrued professional fees	—	851
Other	718	327
Total accrued expenses and other liabilities	19,445	27,945
Less: Current accrued expenses and other current liabilities	(14,057)	(17,168)
Total long-term accrued expenses and other noncurrent liabilities	$5,388	$10,777
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
As of December 31, 2024 and 2023, 17,249,874 Public Warrants remain outstanding. The Public Warrants are liability-classified with a balance of $0.7 million and $3.6 million, respectively, and a fair value of $0.04 and $0.21 per warrant as of December 31, 2024 and 2023, respectively.
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
As of December 31, 2024 and 2023, the Company had 9,400,000 outstanding Private Placement Warrants to purchase 9,400,000 shares of Common Stock. The Private Placement Warrants are liability-classified with a balance of $0.4 million and $2.0 million, respectively, and a fair value of $0.04 and $0.21 per warrant as of December 31, 2024 and 2023, respectively.
Contingent consideration
The Company assumed contingent consideration as part of the FMS Acquisition and Ignis Acquisition (collectively, the “Acquisitions”) discussed in “Note 9 – Acquisition Activity” included in this Annual Report on Form 10-K. The Company is required to make contingent payments to the sellers based on the achievement of certain operational milestones, in the case of the Ignis Acquisition, and based on the achievement of certain earnout conditions, in the case of the FMS Acquisition. The fair value of the liability for the contingent payments was recognized upon the Acquisitions as part of the purchase accounting opening balance sheet. The initial cost was recognized at fair value on the closing date with subsequent changes in estimated fair value recognized as Selling, general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2024 and 2023, the Company recognized $3.4 million and $4.8 million, respectively, in Accrued expenses and other current liabilities and $2.8 million and $3.6 million, respectively, in Long-term accrued expenses and other noncurrent liabilities in the Consolidated Balance Sheets.
The change in contingent consideration for the years ended December 31, 2024 and 2023 was as follows:

$s in thousands	2024	2023
Contingent consideration, beginning of period	$8,486	$—
Addition of contingent consideration from FMS Acquisition	2,164	—
Addition of contingent consideration from Ignis Acquisition	—	8,319
Change in fair value of contingent consideration	(393)	167
Settlement of contingent consideration	(4,038)	—
Contingent consideration, end of period	$6,219	$8,486
NOTE 13 – INTEREST RATE SWAP
The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

The Company entered an interest rate swap with Rocky Mountain Bank, now known as Citywide Banks (“CWB”) on March 12, 2020 to reduce risk related to variable-rate debt from the term loan, which was subject to changes in market rates of interest as discussed in “Note 15 – Long-Term Debt” in this Annual Report on Form 10-K. The interest rate swap is designated as a cash flow hedge. The Company records its corresponding derivative asset on a gross basis in Other noncurrent assets at fair value on the Consolidated Balance Sheets.
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
The Company had the following interest rate swap designated as a cash flow hedge ($s in thousands):

As of December 31, 2024
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$9,822	$1,075	3.887%	1 Month SOFR + 2.61448%

As of December 31, 2023
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$10,466	$1,117	3.887%	1 Month LIBOR + 2.61448%
The Company accounts for the interest rate swap as a cash flow hedge for accounting purposes under GAAP. The Company reflects the effect of this hedging transaction in the Consolidated Financial Statements. The unrealized loss is reported in Other comprehensive income (loss). If the Company terminates the interest rate swap agreement, the cumulative change in fair value at the date of termination would be reclassified from Accumulated other comprehensive income, which is classified in stockholders’ deficit, into earnings in the Consolidated Statements of Operations.
NOTE 14 – FAIR VALUE MEASUREMENTS
Long-term debt
As of December 31, 2024 and 2023, the Company has $160.2 million of fixed rate and $48.3 million and $51.2 million, respectively, of variable rate debt outstanding. Based on current market rates, the fair value of the fixed rate debt as of December 31, 2024 and 2023, was estimated to be $173.2 million and $174.7 million, respectively. The Company estimated the fair value of the fixed rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. When valuing fixed rate debt, the fair value is capped at par value. The variable rate debt approximates fair value based on the closing or estimated market prices of similar securities comparable to the Company’s debts as of December 31, 2024 and 2023. Debt financing activities and loan agreements are further described in “Note 15 – Long-Term Debt” in this Annual Report on Form 10-K for additional details.
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

The following tables summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2024
$s in thousands	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$39,336	$—	$—
Restricted cash:
Money market fund	13,747	—	—
Total restricted cash	13,747	—	—
Interest rate swap	—	1,075	—
Total assets	$53,083	$1,075	$—
Liabilities
Warrant liabilities - Public Warrants	$690	$—	$—
Warrant liabilities - Private Placement Warrants	—	376	—
Contingent consideration	—	—	6,219
Total liabilities	$690	$376	$6,219

	As of December 31, 2023
($s in thousands)	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$22,956	$—	$—
Restricted cash:
Money market fund	13,981	—	—
Total restricted cash	13,981	—	—
Investments in marketable securities	—	1,009
Interest rate swap	—	1,117	—
Total assets	$36,937	$2,126	$—
Liabilities
Warrant liabilities - Public Warrants	$3,622	$—	$—
Warrant liabilities - Private Placement Warrants	—	1,974	—
Contingent consideration	—	—	8,486
Embedded derivative of Series A Preferred Stock	—	—	885
Total liabilities	$3,622	$1,974	$9,371
Interest Rate Swap
The Company’s derivative financial instruments are measured at fair value on a recurring basis based on quoted market prices or using standard valuation models as described in “Note 13 – Interest Rate Swap” included in this Annual Report on Form 10-K.
The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described in “Note 2 – Summary of Significant Accounting Policies” included in this Annual Report on Form 10-K.
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
Commercial Paper and Investments in marketable securities
The fair values of the commercial paper and available-for-sale marketable securities are based on observable market prices, and therefore classified as a Level 2 fair value measurement. Refer to “Note 4 – Cash Equivalents and Investment in Marketable Securities” included in this Annual Report on Form 10-K for additional details.
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
The Public Warrants are publicly traded under the symbol “BAERW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. Therefore, the Public Warrants are classified as Level 1 of the fair value hierarchy. The Public Warrants are redeemable at any time during the term of the warrant in which the Common Stock share trading price has been at least $18.00 per share for 20 trading days within the 30 trading-day period. JCIC Sponsor can redeem both the Private Placement Warrants and the Public Warrants when the stock price is between $10.00 to $18.00. As such, it is economically beneficial for the Company to redeem the Private Placement Warrants any time before the stock price crosses the $18.00 threshold. Therefore, the Warrants have similar economic value, hence Private Placement Warrants are deemed to have the same value as the Public Warrants and are classified Level 2 of the fair value hierarchy. Refer to “Note 12 – Accrued Expenses and Other Liabilities” included in this Annual Report on Form 10-K for additional details.
Contingent Consideration
In connection with the Acquisitions, the Company is required to make contingent payments to the sellers based on the achievement of certain operational milestones, in the case of the Ignis Acquisition, and based on the achievement of certain earnout conditions, in the case of the FMS Acquisition. The fair value of the liability for the contingent payments recognized upon the Acquisitions as part of the purchase accounting opening balance sheet totaled $6.2 million. The fair value of the contingent consideration was determined using the Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are equity volatility, estimated future stock prices and various probability factors, including management’s estimate of the likelihood of meeting certain operational milestones and earnout conditions in the case of the Ignis Acquisition and the FMS Acquisition, respectively. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in estimated fair value of contingent consideration are recognized as Selling, general and administrative expenses within the Consolidated Statements of Operations. Refer to “Note 12 – Accrued Expenses and Other Liabilities” included in this Annual Report on Form 10-K for additional details.
Non-Recurring Fair Value Measurements
The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets and goodwill and cost method investments, which are evaluated for impairment. Long-lived assets include property, plant and equipment, net, and certain intangible assets. The inputs used to determine the fair value of long-lived assets are considered Level 3 measurements due to their subjective nature.

As of December 31, 2024, the Company did not have any significant assets or liabilities that were remeasured at fair value on a non-recurring basis in periods subsequent to initial recognition. As of December 31, 2023, the Company recorded impairment charges of $2.4 million related to three of our Twin Commander aircraft and our two Aurora eVTOL Skiron drone aircraft. Refer to “Note 8 – Property, Plant and Equipment, Net” included in this Annual Report on Form 10-K for additional details.
NOTE 15 – LONG-TERM DEBT
Long-term debt consisted of the following:

	As of December 31,
$s in thousands	2024	2023
Taxable industrial revenue bonds, dated July 21, 2022, 11.5% interest rate, maturing September 1, 2027[1]	$160,000	$160,000
Permanent loan agreement, dated October 1, 2020, greater of Prime +1.5% or 4.75% interest rate, maturing October 1, 2035[2]	17,604	18,457
Permanent loan agreement, dated August 21, 2020, greater of Prime +1.5% or 4.75% interest rate, maturing August 21, 2035[2]	17,532	18,391
Term loan agreement dated September 30, 2019, SOFR +2.61448% interest rate, maturing March 15, 2030[3]	9,822	10,466
Term loan agreement dated February 3, 2020, SOFR +2.61448% interest rate, maturing February 3, 2027[4]	3,255	3,813
Various term loan agreements, earliest start at September 9, 2021, 3.89-5.5% interest rates, latest maturation on November 17, 2027	174	247
Loans payable	208,387	211,374
Less: noncurrent debt issuance costs	(2,746)	(3,695)
Less: current debt issuance costs	(1,002)	(995)
Less: current portion of long-term debt, net of debt issuance costs	(2,170)	(2,099)
Total long-term debt, net of debt issuance costs	$202,469	$204,585
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
3     On September 20, 2019, the Company entered into a credit facility with CWB for $12.9 million, established as a 10-year maturity, 6-month draw period, first 6 months interest only payments monthly, then 10-year term principal plus interest due monthly on a 20-year amortization at the rate of 1 month SOFR plus 2.61448%. Debt issuance costs for this loan were $0.1 million.

4     On February 3, 2020, the Company entered into a credit facility with CWB to finance in part the purchase of four Quest Kodiak aircraft. A promissory note was issued for $5.6 million, established as a 7-year maturity, first 8 months interest only payments monthly, 60 day draw period, then 76-month term plus principal interest due monthly on a 10-year amortization at the rate of 1 month SOFR plus 2.61448%. Debt issuance costs for this loan was $0.1 million.
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
The Company is in compliance with the DSCR covenant as of December 31, 2024 and management anticipates the Company will remain in compliance with the DSCR covenant at future quarterly measurement periods during the next 12 months. The Company is in compliance with the $8.0 million minimum liquidity requirement as of December 31, 2024.
The Series 2022 Bonds agreements provide that, with regard to covenant violations, other than non-payment of principal or interest, no event of default shall be deemed to have occurred so long as a reasonable course of action to remedy a violation commences within 30 days of non-compliance and management diligently prosecutes the remediation plan to completion.
The LOB loans are subject to financial covenants requiring the Company to maintain a DSCR, generally calculated as the ratio of the net cash flow (as defined in the applicable note agreements) to the amount of interest and servicing fees required to be paid over the succeeding 12 months on the principal amount of the note, as applicable, that will be outstanding on the payment date following such date of determination, that exceeds 1.25x at the aircraft or entity level and for the Company’s debt to worth ratio to not exceed 5.00x at the aircraft or entity level. The Company is in compliance with such financial covenants as of December 31, 2024.
Both of the loans with CWB are subject to financial covenants requiring the Company to maintain a DSCR, calculated as the ratio of adjusted EBITDA (as defined in the applicable note agreements) to the amount of interest and principal payments for the fiscal year ending on the compliance date, that exceeds 1.25x for the Company. These notes are also subject to financial covenants requiring the Company to maintain a Senior Leverage Ratio on a quarterly basis not to exceed 6.00 to 1.00 through Quarter 3, 2025 and 5.00 to 1.00 thereafter. This is calculated as Total Funded Senior Debt (as defined in the applicable note agreements) less municipal debt, divided by adjusted EBITDA (as defined in the applicable note agreements). The Company is in compliance with such financial covenants as of December 31, 2024.
Amortization of debt issuance costs was $0.9 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.
Principal maturities of the outstanding debt as of December 31, 2024 are as follows:

$ in thousands	Maturities
2025	$3,173
2026	3,372
2027	165,121
2028	3,199
2029	3,479
Thereafter	30,043
Total	$208,387

NOTE 16 – LEASES
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
Components of the Company’s operating and finance lease assets and liabilities as of December 31, 2024 and 2023 are as follows:

		As of December 31,
$s in thousands	Financial Statement Line Item	2024	2023
Assets
Operating lease right-of-use asset	Other noncurrent assets	$7,951	$7,777
Finance lease right-of-use asset, net	Property, plant and equipment, net	36	40
Liabilities
Operating lease right-of-use liabilities (current)	Operating right-of-use liability (current)	$1,835	$2,153
Finance lease right-of-use liabilities (current)	Accrued expenses and other current liabilities	11	22
Operating lease right-of-use liabilities (non-current)	Operating right-of-use liability (noncurrent)	6,083	5,779
Finance lease right-of-use liabilities (non-current)	Accrued expenses and other noncurrent liabilities	26	24
The Company leases various property and premises on a short-term basis and leases some of its premises under non-cancelable operating leases that expire on various dates through January 2052.
The Company recorded $2.1 million and $1.5 million of expenses associated with these operating leases in Cost of Revenues and Selling, general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023. The Company recorded expenses associated with finance leases in Cost of revenues and Selling, general and administrative expense in the Consolidated Statements of Operations.

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
$s in thousands	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,222	$1,208
Operating cash flows from finance leases	18	22
Financing cash flows from finance leases	3	6
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,262	$7,940
Operating lease from purchase consideration of FMS acquisition	1,016	—
As of December 31, 2024, future minimum lease payments are as follows:

$s in thousands	Operating Leases	Finance Leases
Year Ending December 31:
2025	$2,434	$14
2026	2,301	9
2027	2,191	9
2028	1,077	9
2029	238	4
Thereafter	2,253	—
Total lease payments	10,494	45
Less: interest	(2,540)	(8)
Total lease liabilities	$7,954	$37

Weighted average remaining lease term:	8.1 years	4.1 years
Weighted average discount rate:	9.0%	10.6%
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
Contingencies
On November 17, 2023, the Company entered into a series of agreements with MAB and its subsidiary designed to facilitate the purchase and return-to-service of four Spanish Scoopers originally awarded to the Company in September 2023 via a public tender process from the Government of Spain. The terms of the agreements provide that the Company will manage the return-to-service upgrades of the Spanish Scoopers while they are owned and funded by MAB. The Company has the right, but not the obligation, to acquire each plane as it is ready to be contracted and returned to service. In the event that the Company does not purchase the aircraft within the time periods set forth in the agreements, then either party may initiate a sales process for the sale of all aircraft that have not been purchased by the Company, which sales process the Company will oversee and manage. If the aircraft are sold to a third party through such process, then the Company must pay the MAB’s subsidiary a cash fee equal to the amount, if any, by which the aggregate price of the Company’s purchase options for such aircraft exceeds the consideration paid by the third-party purchaser for the same aircraft, not to exceed $15.0 million in aggregate. If the aircraft are not sold to a third party and MAB’s subsidiary has not otherwise entered into an operating lease with a third party for the aircraft, then the Company must pay MAB’s subsidiary $15.0 million.

NOTE 18 – MEZZANINE EQUITY
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

Shares of Series A Preferred Stock are mandatorily redeemable by the Company on April 25, 2032 at a redemption amount that is equal to the stated value, plus accrued but unpaid interest. Accrued interest recorded for the Series A Preferred Stock was $25.3 million and $22.2 million during the years ended December 31, 2024 and 2023, respectively. Shares of Series A Preferred Stock are also redeemable upon certain triggering events outside of the control of the Company. The triggering events include redemption by the holder on or after April 25, 2027, or a fundamental change in the Company’s voting and governance structure such as the sale of the Company or its subsidiaries representing more than 50% of the Company’s voting stock or a similar liquidity event.
As of December 31, 2024, it is probable that the Series A Preferred Stock may become redeemable on April 25, 2032. The Company has elected to recognize changes in redemption value immediately, adjusting the preferred stock to the maximum redemption value at each reporting date. Upon Closing, the Series A Preferred Stock had both a carrying value and redemption value of $332.7 million, the 50% multiplier, valued at $156.4 million, was removed. As of December 31, 2024 and 2023, the Series A Preferred Stock had both a carrying value and redemption value of $380.2 million and $354.8 million, respectively. Refer to table below.
As of December 31, 2024 and 2023, the fair value of the embedded derivative related to the event of default is zero and $0.9 million, respectively, recorded in Accrued expenses and other current liabilities on the Consolidated Balance Sheets and remeasured to fair value at each balance sheet date with changes in fair value recorded within Interest expense on the Consolidated Statements of Operations.
The Company determined the fair value of the other features requiring bifurcation, both individually and in the aggregate were immaterial at December 31, 2024 and 2023. The fair value of these features will be assessed at each reporting date and will be recognized and remeasured at fair value, if material.
Additionally, the reduction of the conversion price from $12.90 per share to $11.00 per share triggered a down round conversion feature embedded in the Series A Preferred Stock upon Closing. The Company recognized the value of the effect of a down round feature as a deemed dividend, decreasing (Loss) earnings attributable to Common Stockholders in the computation of (Loss) earnings per share by zero and $48.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there are zero and 32,258,180 shares of Common Stock issuable upon conversion, respectively.

	Redeemable Series A Preferred Stock
$s in thousands	Shares	Amounts
Issued as of closing date	315,789.473684	$354,840
Adjustment to maximum redemption value	—	25,339
Balance as of December 31, 2024	315,789.473684	$380,179

	Redeemable Series A Preferred Stock
$s in thousands	Shares	Amounts
Issued as of closing date	315,789.473684	$332,659
Adjustment to maximum redemption value	—	22,181
Balance as of December 31, 2023	315,789.473684	$354,840
NOTE 19 – STOCKHOLDERS’ DEFICIT
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
RSU activity for the period from January 1, 2023 to December 31, 2024 is as follows:

	Number of Awards	Weighted average grant date fair value
Outstanding as of December 31, 2022	—	$—
Granted	9,481,469	8.34
Vested	(2,423,578)	8.97
Forfeited/Cancelled	(433,432)	5.50
Outstanding as of December 31, 2023	6,624,459	$8.30
Granted	1,682,538	4.47
Vested	(2,064,083)	7.47
Forfeited/Cancelled	(1,769,964)	9.04
Outstanding as of December 31, 2024	4,472,950	$6.94
The total fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $10.2 million and $24.6 million, respectively, based on the closing stock price on the date of vesting.
For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $1.7 million and $2.1 million, respectively, within Total cost of revenues and $14.4 million and $44.6 million, respectively, within Selling, general and administrative expense on the Consolidated Statements of Operations.
As of December 31, 2024 and 2023, there was $15.2 million and $31.0 million, respectively, of unrecognized total compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.8 years and 2.9 years, respectively.
Incentive Units
Prior to the adoption of the Omnibus Plan, during the year ended December 31, 2022, the Company granted Incentive Units to selected board members and executives. Within each grant, 80% of the Incentive Units vest annually over a four year period subject to continued service by the grantee (the “Time-Vesting Incentive Units”), and the remaining 20% of the Incentive Units vest upon a qualifying change of control event (the “Exit-Vesting Incentive Units”). For the Time-Vesting Incentive Units, compensation cost is recognized over the requisite service period on a straight-line basis. For the Exit-Vesting Incentive Units, expense is recognized when a qualifying change of control event is considered probable, which has not occurred as of December 31, 2024. As of December 31, 2024 and 2023, 40,404 Exit-Vesting Incentive Units, with a weighted average grant date fair value of $0.01, remain outstanding. Upon vesting of each Incentive Unit, the Company will issue 0.96246 shares of Common Stock to the Incentive Unit holder.
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
During the year ended December 31, 2024, the Company sold an aggregate of 33,798 shares of Common Stock at a weighted-average price of $5.13 per share for net proceeds of $0.2 million, net of fees of $5,000 under the 2024 ATM Agreement.
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
NOTE 20 – RELATED PARTY TRANSACTIONS
For the years ended December 31, 2024 and 2023, the Company incurred $0.9 million and $0.5 million, respectively, in training expenses provided by an entity in which Mr. Timothy Sheehy, the Company’s founder and former Chief Executive Officer, President, and director, has a partial ownership, with $0.1 million in related outstanding accounts payable as of December 31, 2024 and 2023.
For the years ended December 31, 2024 and 2023, the Company earned $0.2 million and $0.1 million, respectively, in revenues related to charter rentals of the Company’s aircraft by the U.S. Senate campaign of Mr. Timothy Sheehy. For the year ended December 31, 2023, the Company earned $0.4 million in revenues from services performed on an aircraft under the ownership of Mr. Timothy Sheehy, the Company’s prior Chief Executive Officer.

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
On July 10, 2023, the Company entered into two operating lease agreements, each for a Pilatus PC-12 under the ownership of Mr. Timothy Sheehy. The Company recorded approximately $5.1 million of right-of-use assets, $1.3 million of right-of-use current liabilities, and $3.8 million of right-of-use noncurrent liabilities as of December 31, 2024. The Company recorded approximately $6.3 million of right-of-use assets, $1.7 million of right-of-use current liabilities, and $4.6 million of right-of-use noncurrent liabilities as of December 31, 2023. The Company incurred approximately $1.7 million and $0.8 million in lease expense for year ended December 31, 2024 and 2023, respectively, associated with the two related party leases.
On July 21, 2022, the Company closed on the Series 2022 Bonds, upon which the Company received from aggregate proceeds of $135.0 million on July 21, 2022 and $25.0 million on August 10, 2022. In connection with the original issuance, three senior executives of the Company purchased approximately $10.0 million of the Series 2022 Bonds, which purchases were entered into on an arm’s length basis during the public offering for the Series 2022 Bonds, and on the same terms and conditions that were offered to all Bond purchasers. One of the related parties of the Company left the Company during the period ended June 30, 2024 and was no longer deemed a related party following his departure. The two other related parties of the Company disposed of their holdings as of October 1, 2024, and as such, held none of the Series 2022 Bonds as of December 31, 2024. The Company accrued approximately zero and $0.4 million in interest for these bond holders as of December 31, 2024 and 2023, respectively. The Company has paid approximately $1.1 million and $1.2 million in interest to these bond holders during the years ended December 31, 2024 and 2023, respectively, and incurred $0.8 million and $1.2 million in interest expense for the years ended December 31, 2024 and 2023, respectively. Refer to “Note 15 – Long-Term Debt” included in this Annual Report on Form 10-K for additional information on the Series 2022 Bonds.
NOTE 21 – INCOME TAXES
The components of our loss before income taxes for the years ended December 31, 2024 and 2023, are as follows:

	For the Years Ended December 31,
$s in thousands	2024	2023
Domestic	$(15,566)	$(77,659)
Foreign	(763)	(1)
Loss before income taxes	$(16,329)	$(77,660)
The components of the current tax provision and deferred tax benefit for the years ended December 31, 2024 and 2023, are as follows:

	For the Years Ended December 31,
$s in thousands	2024	2023
Current tax provision:
U.S. Federal	$—	$—
State and local	(47)	40
Foreign	427	—
Total current tax provision	$380	$40
Deferred tax benefit:
U.S. Federal	$(1,269)	$(273)
State and local	127	(69)
Foreign	—	—
Total deferred tax benefit	$(1,142)	$(342)
Income tax benefit	$(762)	$(302)

The reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2024 and 2023, are as follows:

	For the Years Ended December 31,
	2024	2023
Income tax - at U.S. statutory tax rate	21.0%	21.0%
Warrant mark-to-market adjustment	5.8%	—%
State and local taxes - net of federal	4.9%	3.3%
Return to provision	(1.6)%	—%
Stock-based compensation	(34.5)%	(7.5)%
Valuation allowance	10.9%	(15.5)%
Other	(1.8)%	(0.9)%
Effective rate of tax	4.7%	0.4%
In addition to the US federal statutory income tax rate, significant recurring items that affect the Company’s income tax rate are state and local income taxes, nondeductible officer compensation, and change in valuation allowance recognition.
The components of the total net deferred tax assets and liabilities as of December 31, 2024 and 2023, consisted of the following:

	As of December 31,
$s in thousands	2024	2023
Deferred tax assets:
Net operating losses	$24,117	$21,400
Partnership	11,638	17,750
Interest expense limitation - 163(j)	11,568	5,690
Stock-based compensation	3,492	6,282
Other	123	743
Total deferred tax assets	50,938	51,865
Valuation allowance for deferred tax assets	(49,748)	(51,523)
Net deferred tax assets	1,190	342
Deferred tax liabilities:
Intangibles - Ignis	(1,190)	(342)
Total deferred tax liabilities	(1,190)	(342)
Net deferred tax assets (liabilities)	$—	$—
The total deferred tax liability presented in the financial statements as of December 31, 2024 is subject to certain significant estimates. The valuation allowance recorded as of December 31, 2024 is reliant on the scheduling of future taxable income. This is highly subjective in nature and may materially change within the next 12 months.
As of December 31, 2024, the Company had $95.6 million of federal net operating loss carryforwards available, and all have an unlimited carryforward period. Future federal NOL utilization is limited to 80% of taxable income on an annual basis. As of December 31, 2024, the Company had $95.6 million of state net operating loss carryforwards available. If not utilized, the state net operating loss carryforwards will expire at various dates beginning in 2033. As of December 31, 2024, the Company had $44.8 million of interest expense limitation available, and all of the limitation has an unlimited carryforward period. Future interest expense utilization is limited to 30% of taxable income on an annual basis.
The Company records interest and penalties through income tax expense relating to uncertain tax positions. As of December 31, 2024 and 2023, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.
The Company’s federal, state and foreign income tax returns are subject to audit. The Company is not currently under audit by federal or foreign taxing authorities. The years open to examination include years ending 2021 to 2023 for federal income tax purposes, years ending 2020 to 2023 for state income tax purposes, and years ending 2020 to 2023 for foreign income tax purposes.

Due to uncertainty regarding future utilization, a valuation allowance has been recorded in respect of all federal and state deferred tax assets, inclusive of federal and state net operating loss carryforwards and state credit carryforwards. Management’s determined that it is more likely than not that the benefit of such loss and credit carryforwards will not be fully realized. The Company has a valuation allowance of $49.7 million and $51.5 million as of December 31, 2024 and 2023, respectively. The valuation allowance decreased by $1.8 million.
NOTE 22 – (LOSS) EARNINGS PER SHARE
(Loss) earnings per share of Common Stock is calculated in accordance with ASC 260, Earnings per share. (Loss) earnings per share – basic is calculated by dividing (Loss) earnings attributable to Common Stockholders - basic and diluted by the Weighted average Common Stock outstanding - basic.
Loss per share – diluted is based on the weighted average number of shares of Common Stock used for the (Loss) earnings per share - basic calculation, adjusted for the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. (Loss) earnings attributable to Common Stockholders – basic and diluted is adjusted for the impact of changes in the fair value of the Public Warrants and Private Placement Warrants, to the extent they are dilutive.
(Loss) earnings per share calculations for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization. Subsequent to the Closing, (Loss) earnings per share is calculated based on the Weighted average Common Stock outstanding.
The following table sets forth the computation of the Company’s (Loss) earnings per share:

	For the years ended December 31,
($s in thousands, except per share amounts)	2024	2023
Net loss	$(15,567)	$(77,358)
Adjustments to Net loss:
Series A Preferred Stock—adjustment for deemed dividend upon Closing	—	(48,300)
Series A Preferred Stock—adjustment to eliminate 50% multiplier	—	156,363
Series A Preferred Stock—adjustment to maximum redemptions value	(25,339)	(22,181)
(Loss) earnings attributable to Common stockholders – basic	$(40,906)	$8,524
Change in fair value of embedded derivative	—	155
Dilutive adjustments to (Loss) earnings attributable to Common stockholders - basic	—	(85,882)
Loss attributable to Common stockholders – diluted	$(40,906)	$(77,203)

Weighted average Common Stock outstanding - basic	50,524,996	45,269,201
Weighted average effect of dilutive securities:
Series A Preferred Stock	—	32,258,180
Weighted average Common Stock outstanding - diluted	50,524,996	77,527,381

(Loss) earnings per share – basic	$(0.81)	$0.19
Loss per share – diluted	$(0.81)	$(1.00)
The following table summarizes the potentially dilutive common shares that were excluded from diluted Loss per share - diluted computations because the effect would have been anti-dilutive:

	For the years ended December 31,
	2024	2023
Series A Preferred Stock	34,561,722	—
Unvested Restricted Stock Units	4,472,950	6,624,459
Public Warrants	17,249,874	17,249,874
Private Placement Warrants	9,400,000	9,400,000
Unvested Legacy Bridger Incentive Units	40,404	40,404
Sponsor Earnout Shares	855,000	855,000

NOTE 23 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as a single operating segment. Our revenues are primarily derived from aerial wildfire management, relief and suppression and the delivery of specialty aviation services. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”), who reviews the financial performance of the Company on a consolidated basis. The CODM uses consolidated revenues and Adjusted EBITDA to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow revenues and operating margin and the allocation of budget between cost of revenues and selling, general & administrative expenses.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
($s in thousands)	2024	2023
Revenues	$98,613	$66,708
Cost of revenues:
Flight operations	31,016	24,412
Maintenance	26,459	16,928
Total cost of revenues	57,475	41,340
Gross income	41,138	25,368
Depreciation and amortization	17,451	11,089
Selling, general and administrative expense	18,369	71,774
Operating income (loss)	5,318	(57,495)
Interest income	191	1,637
Interest expense	(23,714)	(23,218)
Other income	1,876	1,416
Loss before income taxes	(16,329)	(77,660)
Income tax benefit	762	302
Net loss	$(15,567)	$(77,358)
See the Consolidated Financial Statements for other financial information regarding the Company’s operating segment.
The CODM evaluates the Company’s financial performance based on key metrics, including revenue growth, operating income, and Adjusted EBITDA. These metrics are reviewed regularly to assess the efficiency and profitability of the Company’s operations. Additionally, significant expenses, such as cost of revenues and selling, general & administrative expenses, are closely monitored as part of the performance evaluation and resource allocation process.
Total United States revenues were $88.5 million and $49.5 million for the years ended December 31, 2024 and 2023, respectively. Refer to “Note 2 – Summary of Significant Accounting Policies” included in this Annual Report on Form 10-K for additional information about revenue by geographic location. The Company had two customers who individually accounted for 61% and 12% of total revenues for the year ended December 31, 2024, and three customers who individually accounted for 65%, 12% and 11% of total revenues for the year ended December 31, 2023.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets were located as follows:

	As of December 31,
($s in thousands)	2024	2023
United States	$190,560	$203,759
Spain	2,017	1,117
NOTE 24 – SUBSEQUENT EVENTS
Management has evaluated the impact of events occurring after December 31, 2024 up to the date of issuance of these Consolidated Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.
On January 29, 2025, the Company sold two of its Twin Commanders for $0.9 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the current chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2024, with regard to the material weaknesses described below.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. All internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even systems or system components which are deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2024, with regard to the material weaknesses, which is described below.
Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the audit of our financial statements, for the fiscal year ended December 31, 2024, we and our independent registered public accounting firm identified a material weakness, which are described below.
Material Weaknesses: We have identified two material weaknesses in our internal control over financial reporting, which we are in the process of, and are focused on, remediating. The material weaknesses are related to the accounting for complex transactions within our financial statement closing and reporting process, and maintaining and monitoring user access to certain IT systems contributing to our financial reporting. While we remediated substantial parts of these pre-existing material weaknesses throughout the year, we concluded that we may be exposed to the risk of material misstatement in our financial reports by a deficiency in our precision of the review of the inputs provided by external technical accounting experts, as well as the assignment and monitoring of user access in some of our IT applications.
Remediation Plan: We have already begun the process of, and are focused on, increasing the effectiveness of our internal control over financial reporting and remediating the material weakness, including:
•improving the workflow for complex accounting transactions to include multiple levels of review and increase the time available to thoroughly evaluate the application of GAAP and improve the precision of review of assumptions made within third party accounting experts’ work product and

•hiring a Director of Technical Accounting and Reporting in December 2024 to augment and improve our review of third-party accounting advice.
•restricting privileged access in our general ledger and account reconciliation applications to ensure the strict enforcement of workflows following the four-eyes principle, and
•designing controls to closely monitor the way in which remaining privileged access to financially relevant IT applications is exercised by those who hold it.
While these ongoing and planned actions are subject to constant management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
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
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm on management’s report on internal control over financial reporting, as provided by an exception in Item 308 of Regulation S-K established for emerging growth companies. under the JOBS Act of 2012.
ITEM 9B. OTHER INFORMATION.
During the three months ended December 31, 2024, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, has informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item of Form 10-K will be included in our definitive proxy statement (the “Proxy Statement”) to be filed with the SEC in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
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

2.2+
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

10.12
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

10.13
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

10.18
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

10.20
Consent, Waiver and Amendment No. 2 to Loan Agreement, dated November  3, 2022, by and among Bridger Solutions International, LLC and Rocky Mountain Bank, its successors and assigns (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on December 12, 2022).

10.21
Amendment No. 3 to Loan Agreement, dated December 28, 2022, by and among Bridger Solutions International, LLC and Rocky Mountain Bank, its successors and assigns (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No, 001-41603) filed with the SEC on March 20, 2023).

10.22
Loan Agreement, dated August 10, 2020, by and between Bridger Air Tanker  2, LLC and Live Oak Banking Company (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-4 (File No.  333-266840), filed with the SEC on August 12, 2022).

10.23
Loan Agreement, dated February  3, 2020, by and between Bridger Aviation Services, LLC and Rocky Mountain Bank (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.24
Waiver and Amendment No. 1 to Loan Agreement, dated June  8, 2022, by and among Bridger Aviation Services, LLC and Rocky Mountain Bank, its successors and assigns (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on December 12, 2022).

10.25
Consent, Waiver and Amendment No. 2 to Loan Agreement, dated November  3, 2022, by and among Bridger Aviation Services, LLC and Rocky Mountain Bank, its successors and assigns (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on December 12, 2022).

10.26
Amendment No. 3 to Loan Agreement, dated December 28, 2022, by and among Bridger Aviation Services, LLC and Rocky Mountain Bank, its successors and assigns (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No, 001-41603) filed with the SEC on March 20, 2023).

10.27
Loan Agreement, dated May  19, 2020, by and between Bridger Air Tanker, 1 LLC and Live Oak Banking Company (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.28++
Aircraft Purchase Agreement, dated April  13, 2018, by and among Longview Aviation Asset Management, Viking Air Limited and Bridger Air Tanker, LLC (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on September 23, 2022).

10.29++
Amendment 3 to Aircraft Purchase Agreement, dated April  3, 2019, by and among Longview Aviation Services Inc., Viking Air Limited and Bridger Air Tanker, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on September 23, 2022).

10.30++
Amendment 4 to Aircraft Purchase Agreement, dated May  7, 2019, by and among Longview Aviation Services Inc., Viking Air Limited and Bridger Air Tanker, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-4/A (File No. 333-266840), filed with the SEC on September 23, 2022).

Exhibit Number	Description

10.31++
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

10.37
Aircraft Operating Lease Agreement, dated July 10, 2023, by and between Element Aviation Services, LLC and Bridger Aerospace Group, LLC (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-275051) filed with the SEC on October 17, 2023).

10.38
Aircraft Operating Lease Agreement, dated July 10, 2023, by and between Element Aviation Services, LLC and Bridger Aerospace Group, LLC (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-275051) filed with the SEC on October 17, 2023).

10.39+
Services Agreement, dated November 17, 2023, by and between Bridger Aerospace Group Holdings, Inc. and Bridger Aerospace Europe, S.L.U. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024).

10.40
First Amendment to Services Agreement, dated January 18, 2024, by and between Bridger Aerospace Group Holdings, Inc. and Bridger Aerospace Europe, S.L.U. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024).

10.41
Sales Agreement, dated as of January 26, 2024, by and among Bridger Aerospace Group Holdings, Inc., Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-276721) filed with the SEC on January 26, 2024).

10.42
Form of Securities Purchase Agreement, dated as of April 15, 2024, by and between Bridger Aerospace Group Holdings, Inc. and the investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024).

10.43++
Second Amendment to Services Agreement, dated May 8, 2024, by and between Bridger Aerospace Group Holdings, Inc. and Bridger Aerospace Europe, S.L.U. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).

19.1*	Bridger Aerospace Group Holdings, Inc. Insider Trading and Confidentiality Policy.

21.1*	List of Subsidiaries of Bridger Aerospace Group Holdings, Inc.

23.1*	Consent of Crowe LLP.

Exhibit Number	Description

31.1*	Certification of the Company’s Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1**	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

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
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2025.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

By:	/s/ Sam Davis
Name:	Sam Davis
Title:	Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Sam Davis	Interim Chief Executive Officer (Principal Executive Officer)	March 14, 2025
Sam Davis

/s/ Eric Gerratt	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 14, 2025
Eric Gerratt

/s/ Jeffrey Kelter	Director and Non-Executive Chairman of the Board	March 14, 2025
Jeffrey Kelter

/s/ Dan Drohan	Director	March 14, 2025
Dan Drohan

/s/ Elizabeth Fascitelli	Director	March 14, 2025
Elizabeth Fascitelli

/s/ Anne Hayes	Director	March 14, 2025
Anne Hayes

/s/ Dean Heller	Director	March 14, 2025
Dean Heller

/s/ Wyman Howard	Director	March 14, 2025
Wyman Howard

/s/ Robert Savage	Director	March 14, 2025
Robert Savage

/s/ David Schellenberg	Director	March 14, 2025
David Schellenberg