Form 10-Q
period 2025-03-31
Bridger Aerospace Group Holdings, Inc.
filed 2025-05-09
CIK 1941536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, there were 54,722,646 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	As of March 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$22,349	$39,336
Restricted cash	9,244	13,747
Accounts receivable	10,239	5,945
Aircraft support parts	869	857
Prepaid expenses and other current assets	3,686	3,924
Total current assets	46,387	63,809
Property, plant and equipment, net	184,546	183,769
Intangible assets, net	6,046	6,076
Goodwill	20,888	20,749
Other noncurrent assets[1]	17,735	16,406
Total assets	$275,602	$290,809
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable[2]	$6,949	$5,330
Accrued expenses and other current liabilities	9,768	14,057
Operating right-of-use current liabilities[3]	2,258	1,835
Current portion of long-term debt, net of debt issuance costs	2,222	2,170
Total current liabilities	21,197	23,392
Long-term accrued expenses and other noncurrent liabilities	5,802	5,388
Operating right-of-use noncurrent liabilities[4]	7,374	6,083
Long-term debt, net of debt issuance costs	201,857	202,469
Total liabilities	236,230	237,332
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY
Series A Preferred Stock, $0.0001 par value; 315,789.473684 shares authorized, issued and outstanding at March 31, 2025 and December 31, 2024	386,740	380,179
STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 54,722,646 shares issued and outstanding at March 31, 2025; 54,209,388 shares issued and outstanding at December 31, 2024	6	6
Additional paid-in capital	96,583	101,495
Accumulated deficit	(444,777)	(429,239)
Accumulated other comprehensive income	820	1,036
Total stockholders’ deficit	(347,368)	(326,702)
Total liabilities, mezzanine equity, and stockholders’ deficit	$275,602	$290,809
1Includes related party operating lease right-of-use assets of $4.8 million and $5.1 million as of March 31, 2025 and December 31, 2024, respectively.
2Includes related party accounts payable of zero and $0.1 million as of March 31, 2025 and December 31, 2024, respectively.

3Includes related party operating lease right-of-use current liabilities of $1.3 million as of March 31, 2025 and December 31, 2024.
4Includes related party operating lease right-of-use noncurrent liabilities of $3.4 million and $3.8 million as of March 31, 2025 and December 31, 2024, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenues[1]	$15,646	$5,507
Cost of revenues:
Flight operations	6,252	5,009
Maintenance	10,955	4,197
Total cost of revenues	17,207	9,206
Gross loss	(1,561)	(3,699)
Selling, general and administrative expense[2]	8,590	11,610
Operating loss	(10,151)	(15,309)
Interest expense[3]	(5,735)	(5,923)
Other income	599	1,159
Loss before income taxes	(15,287)	(20,073)
Income tax expense	(251)	(14)
Net loss	$(15,538)	$(20,087)
Series A Preferred Stock – adjustment to maximum redemptions value	(6,561)	(6,189)
Loss attributable to Common stockholders - basic and diluted	$(22,099)	$(26,276)
Loss per share - basic and diluted	$(0.41)	$(0.55)
Weighted average Common Stock outstanding – basic and diluted	53,814,596	47,602,241
1Includes related party revenues of zero and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
2Includes related party cost of revenues of $1.0 million for the three months ended March 31, 2025 and 2024.
3Includes related party interest expense of zero and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(15,538)	$(20,087)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(32)	—
Unrealized (loss) gain on derivative instruments	(184)	116
Reclassification of realized loss on investments in marketable securities to earnings	—	30
Total other comprehensive (loss) income, net of tax	(216)	146
Comprehensive loss	$(15,754)	$(19,941)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(In thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Share	Value	Share	Value
Balance at December 31, 2024	315,789	$380,179	54,209,388	$6	$101,495	$(429,239)	$1,036	$(326,702)
Net loss	—	—	—	—	—	(15,538)	—	(15,538)
Foreign currency translation adjustment	—	—	—	—	—	—	(32)	(32)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(184)	(184)
Series A Preferred Stock adjustment to maximum redemptions value	—	6,561	—	—	(6,561)	—	—	(6,561)
Repurchased shares for tax withholding	—	—	(226,860)	—	(342)	—	—	(342)
Stock-based compensation	—	—	760,118	—	1,991	—	—	1,991
Balance at March 31, 2025	315,789	$386,740	54,742,646	$6	$96,583	$(444,777)	$820	$(347,368)

Balance at December 31, 2023	315,789	$354,840	47,200,504	$5	$84,771	$(413,672)	$987	$(327,909)
Net loss	—	—	—	—	—	(20,087)	—	(20,087)
Unrealized gain on derivative instruments	—	—	—	—	—	—	116	116
Reclassification of realized loss on investments in marketable securities to earnings	—	—	—	—	—	—	30	30
Series A Preferred Stock adjustment to maximum redemptions value	—	6,189	—	—	(6,189)	—	—	(6,189)
Sales of Common Stock through the at-the-market offering	—	—	33,798	—	168	—	—	168
Costs related to the at-the-market offering	—	—	—	—	(670)	—	—	(670)
Stock-based compensation	—	—	31,863	—	5,873	—	—	5,873
Balance at March 31, 2024	315,789	$361,029	47,266,165	$5	$83,953	$(433,759)	$1,133	$(348,668)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(15,538)	$(20,087)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisition:
(Gain) loss on disposal of fixed assets	(111)	255
Depreciation and amortization	1,979	1,290
Stock-based compensation expense	1,991	5,873
Change in fair value of the Warrants	266	(266)
Amortization of debt issuance costs	252	192
Change in fair value of embedded derivative	—	(885)
Change in fair value of earnout consideration	(152)	15
Realized gain on investments in marketable securities	—	(16)
Changes in operating assets and liabilities
Accounts receivable	(4,294)	(3,813)
Aircraft support parts	(12)	12
Prepaid expense and other current and noncurrent assets	1,024	(379)
Accounts payable, accrued expenses and other liabilities[1]	(3,061)	(4,953)
Net cash used in operating activities	(17,656)	(22,762)
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	—	1,055
Purchases of property, plant and equipment	(3,311)	(957)
Expenditures for capitalized software	(280)	(312)
Proceeds from sales of property, plant and equipment	948	—
Collection of note receivable	—	3,000
Net cash (used in) provided by investing activities	(2,643)	2,786
Cash Flows from Financing Activities:
Repayments on debt	(812)	(733)
Payment of issuance costs for Common Stock in the at-the-market offering	—	(324)
Proceeds from issuance of Common Stock in the at-the-market offering	—	168
Payment of finance lease liability	(5)	(7)
Restricted stock units settled in cash	(342)	—
Net cash used in financing activities	(1,159)	(896)
Effects of exchange rate changes	(32)	—
Net change in cash, cash equivalents and restricted cash	(21,490)	(20,872)
Cash, cash equivalents and restricted cash – beginning of the period	53,083	36,937
Cash, cash equivalents and restricted cash – end of the period	$31,593	$16,065
Less: Restricted cash – end of the period	9,244	9,289
Cash and cash equivalents – end of the period	$22,349	$6,776
1Includes related party accounts payable of zero and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
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
As of March 31, 2025, the Company owns twelve aircraft, including six Viking CL-415EAFs (“Super Scoopers”), four Daher Kodiak 100s (“Daher Kodiaks”), one Twin Commander surveillance platform and one Pilatus PC-12 (“Pilatus”).
Principles of Consolidation and Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Condensed Consolidated Financial Statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest, for which all intercompany transactions have been eliminated upon consolidation. Certain amounts have been reclassified to conform to the current period's presentation.
The information as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 is unaudited. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, except as otherwise disclosed, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. Management also has evaluated the impact of events occurring after March 31, 2025 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.
The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with GAAP, however, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. Due to seasonal fluctuations and other factors, interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2025 (the “Form 10-K”).
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
Immaterial Restatement of Prior Period Financial Statements
Subsequent to the issuance of the Company’s financial statements for the nine months ended September 30, 2024, the Company’s management identified an error in the classification of cash collected for a note receivable that had previously been included in operating activities but should have been included in investing activities within the Condensed Consolidated Statements of Cash Flows. As a result, the accompanying Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 has been restated from amounts previously reported. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. Management determined that the error was not material to previously issued financial statements.

The following table presents the effects of the correction on all affected line items of the Company’s previously reported Condensed Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q:

	For the three months ended March 31, 2024
$s in thousands	As Previously Reported	Impact of Restatement	As Restated
Statements of Cash Flows:
Cash Flows from Operating Activities:
Accounts receivable	$(813)	$(3,000)	$(3,813)
Net Cash used in operating activities	(19,762)	(3,000)	(22,762)

Cash Flows from Investing Activities:
Collection of note receivable	$—	$3,000	$3,000
Net cash (used in) provided by investing activities	(214)	3,000	2,786
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Northern Fire Management Services, LLC (“NFMS, LLC”): The Company assisted in designing and organizing NFMS, LLC with a business purpose of employing Canadian aviation professionals to provide services to the Company. A master services agreement exists between NFMS, LLC, the Company, and Bridger Air Tanker, LLC, a wholly-owned subsidiary of the Company, to transfer all annual expenses incurred to the Company in exchange for the Canadian employees to support the Company’s water scooper aircraft. NFMS, LLC is 50% owned by a Canadian citizen, and 50% owned by Bridger Aerospace Group, LLC. NFMS, LLC was determined to be a VIE primarily due to the entity’s lack of sufficient equity investment at risk and the Company was determined to be the primary beneficiary of the VIE primarily attributable to the Company’s responsibility for all decisions related to NFMS, LLC’s expenditures. Accordingly, NFMS, LLC has been consolidated by the Company for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024, and all intercompany expenses associated with NFMS, LLC and its service agreement have been eliminated in consolidation. As of March 31, 2025 and December 31, 2024, NFMS, LLC’s assets and liabilities were immaterial to the Company’s Condensed Consolidated Financial Statements.

Bridger Aerospace Europe, S.L.U. (“BAE”) and MAB Funding, LLC (“MAB”): On November 17, 2023, we entered into a series of agreements designed to facilitate the purchase and return to service of four Canadair CL-215T Amphibious Aircraft (the “Spanish Scoopers”) originally awarded to our wholly-owned subsidiary, BAE, in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell the entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB. We also entered into a services agreement with MAB whereby we will manage the return to service upgrades of the Spanish Scoopers through our wholly-owned Spanish subsidiary, Albacete Aero, S.L., while they are owned and funded by MAB. The service agreement also provides that we have the right, but not the obligation, to acquire each Spanish Scooper as it is ready to be contracted and returned to service. The Company assessed both MAB and BAE for variable interest entity accounting under ASC 810-10-15 and determined that MAB is a voting interest entity and BAE is a variable interest entity. However, neither entity is consolidated in the Condensed Consolidated Financial Statements as the Company does not have a controlling financial interest in MAB and the Company is not the primary beneficiary of BAE. Accordingly, neither of these entities have been consolidated in the Condensed Consolidated Financial Statements of the Company for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024. Refer to “Note 16 – Commitments and Contingencies” included in this Quarterly Report on Form 10-Q for additional details.
Use of Estimates
The preparation of financial statements in conformity with GAAP, requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosure of gain or loss contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include: (a) excess and aging aircraft support parts reserves, (b) allowance for doubtful accounts, (c) useful lives of property, plant and equipment, net, (d) allocation of the purchase price to the fair value of assets acquired and liabilities assumed, (e) impairment of long-lived assets, goodwill and other intangible assets, (f) disclosure of fair value of financial instruments, (g) variable interest entities, (h) accounting for Series A Preferred Stock, (i) revenue recognition, (j) estimates and assumptions made in determining the carrying values of goodwill, other intangible assets, and contingent consideration and (k) Public Warrants and Private Placement Warrants. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.
Accounts Receivable
Accounts receivable consist of amounts due from our customers. The Company maintains an allowance for doubtful accounts equal to the estimated losses expected to be incurred based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. For the three months ended March 31, 2025 and 2024, the Company did not record any bad debt expense as accounts receivables have historically been collected in accordance with the policy and there is no history of write-offs.
Deferred Offering Costs
Deferred offering costs primarily consist of capitalized legal, accounting and other third-party costs incurred that are related to the Reverse Recapitalization and subsequent securities offerings. As of March 31, 2025 and December 31, 2024, the Company recorded $19.6 million to Stockholders’ deficit in the Condensed Consolidated Balance Sheets.
Revenue Recognition
Aerial firefighting revenues
The Company enters into short, medium and long-term contracts with customers, primarily with government agencies during the firefighting season, to perform aerial firefighting services (fire suppression and aerial surveillance). The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”).
The majority of the Company’s aerial firefighting contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, are not distinct. The Company primarily performs the following activities on contracts as part of a stand-ready obligation: (i) providing our aircraft, pilot, and field maintenance personnel necessary to operate the aircraft and (ii) performing the services required on the contract, whether it be fire suppression or aerial surveillance services. The integrated firefighting services that we perform under each contract represent a single performance obligation satisfied over time, as a series of distinct time increments.

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
Maintenance, Repair and Overhaul (“MRO”) revenues
Maintenance repair revenue consists of maintenance repair and return-to-service work performed on customer aircraft. The Company commonly contracts with third-parties to perform certain repair and return-to-service work. The Company considers itself the principal in these arrangements as we control the timing and nature of the services ultimately provided by the third-party to the customer.
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
Contract estimates
Actual revenues and project costs may vary from previous estimates due to changes in a variety of factors. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the availability of materials, and the effect of any delays on our project performance. We periodically review our job performance, job conditions, estimated profitability and final contract settlements, including our estimate of total costs and make revisions to costs and income in the period in which the revisions are probable and reasonably estimable. We bear the risk of cost overruns in most of our contracts, which may result in reduced profits. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. Contracts can be modified to account for changes in contract specifications and requirements. Contract modifications are considered to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the Company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Total cumulative catch-up adjustments were not material for the three months ended March 31, 2025.
Other revenues
Other revenues primarily consists of training services and lease revenue when we lease our owned aircraft to third parties, typically on an hourly or daily basis. For the three months ended March 31, 2025 and 2024, we had lease revenue of $0.3 million and $0.6 million, respectively.

Contract assets & liabilities
The timing of revenue recognition, customer billings, and cash collections results in a contract asset or contract liability at the end of each reporting period. For instances where we recognize revenue prior to having an unconditional right to payment, we record a contract asset. When amounts are dependent on factors other than the passage of time in order for payment from a customer to be due, we record a contract asset which consists of costs incurred where revenue recognized over time using the cost-to-cost model exceeds the amounts billed to customers. Contract assets are recorded within Accounts receivable in the Condensed Consolidated Balance Sheets. Contract liabilities include advance payments and billings in excess of revenue recognized. Contract liabilities are recorded as deferred revenue within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Certain customers make advance payments prior to the satisfaction of our performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied over time as costs are incurred. Contract assets and contract liabilities are determined on a contract-by-contract basis.
Payment terms vary by customer and type of revenue contract. The Company generally expects that the period of time between payment and transfer of promised goods or services will be less than one year. In such instances, the Company has elected the practical expedient to not evaluate whether a significant financing component exists.
Net contract assets are as follows:

$s in thousands	As of March 31, 2025	As of December 31, 2024	Net Change
Contract assets	$2,482	$1,746	$736
Contract liabilities	360	858	(498)
Net contract assets	$2,122	$888	$1,234
Changes in the balances of the Company’s contract assets and liabilities primarily result from timing differences between revenue recognition and customer billings and/or payments. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the three months ended March 31, 2025 and the year ended December 31, 2024.
For the three months ended March 31, 2025, the Company recognized revenues of $0.7 million that was previously included in the contract liabilities that existed at December 31, 2024.
Remaining performance obligations
The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. As of March 31, 2025, the Company has remaining unsatisfied performance obligations of $6.5 million, of which the entire balance is expected to be recognized as revenue within the next twelve months.
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
Revenue Disaggregation
The following table presents the disaggregation of revenue by service:

	For the Three Months Ended March 31,
$s in thousands	2025	2024
MRO	$7,890	$428
Fire suppression	5,783	3,881
Aerial surveillance	1,711	583
Other services	262	615
Total revenues	$15,646	$5,507

The following table presents the disaggregation of revenue by geographic area:

	For the Three Months Ended March 31,
$s in thousands	2025	2024
United States	$9,737	$4,479
Spain	5,909	1,028
Total revenues	$15,646	$5,507
Concentration Risk
The Company had two customers who individually accounted for 48% and 38% of total revenues for the three months ended March 31, 2025, and two customers who individually accounted for 69% and 19% of total revenues for the three months ended March 31, 2024. As of March 31, 2025, one customer accounted for 82% of trade accounts receivable. As of December 31, 2024, two customers accounted for 42% and 17% of trade accounts receivable, respectively.
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
Contingent consideration represents an obligation of the acquirer to transfer additional assets or equity interests to the seller if future events occur or conditions are met, and is recognized when probable and reasonably estimable. Contingent consideration is first assessed as either an equity or liability depending on the nature of the consideration. All contingent considerations is classified as a liability. Contingent consideration recognized is included in the initial cost of the assets acquired and recorded in Accrued expenses and other current liabilities and Long-term accrued expenses and other noncurrent liabilities within the Condensed Consolidated Balance Sheets. Subsequent changes in the estimated fair value of contingent consideration are recognized as Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.
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
Subsequent to the Reverse Recapitalization, Bridger Aerospace Group Holdings, Inc. became the successor of Legacy Bridger as discussed in “Note 1 – Organization and Basis of Presentation” included in this Quarterly Report on Form 10-Q. Bridger is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to net taxable income or loss and any related tax credits of the Company. Bridger is also subject to taxes in foreign jurisdictions in which it operates.
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

Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to be in effect during the year in which the basis difference reverses. In evaluating the ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence. If based upon all available positive and negative evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that it is more likely than not that all or part of the deferred tax asset will become realizable.
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
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in Accumulated other comprehensive income and are reclassified into the line item on the Condensed Consolidated Statements of Comprehensive Loss in which the hedged items are recorded in the same period the hedged items affect earnings. In addition, settlements on cash flow hedges are recorded in the same section of the Condensed Consolidated Statements of Cash Flows as the underlying nature of the hedged item.
The Company formally assesses whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized into earnings. The fair value is based on prevailing market data and using standard valuation models based on reasonable estimates about future relevant market conditions. Refer to “Note 15 – Long-Term Debt” included in this Quarterly Report on Form 10-Q for additional details. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the financial risks described above.
Warrant Liabilities
The Company accounts for the Public Warrants and Private Placement Warrants (collectively, the “Warrants”) in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised. Refer to “Note 12 – Accrued Expenses and Other Liabilities” included in this Quarterly Report on Form 10-Q for additional information.
Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation.
The Company along with the Board established and approved and assumed the Omnibus Plan which allowed the Company to grant restricted stock units (“RSUs”) to Bridger employees (the “Participants”). Upon satisfying the vesting conditions, each RSU provides the Participants the right to receive one share of Common Stock. The fair value of RSUs is determined based on the number of shares granted and the quoted market price of the Common Stock on the date of grant. Compensation cost for the RSUs is recognized as the performance condition of the Closing of the transaction was met and over the requisite service period based on the graded-vesting method. The Company accounts for forfeitures as they occur. Stock-based compensation is included in both Cost of revenues and Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

Loss Per Share
Basic loss per share is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is based on the weighted average number of shares of Common Stock used for the basic loss per share calculation, adjusted for the dilutive effect of RSUs, Warrants and Incentive Units, if any, using the “treasury stock” method, the Series A Preferred Stock that is convertible into shares of Common Stock and the Sponsor Earnout Shares that will fully vest upon certain stock price metrics being achieved. In addition, loss for diluted loss per share is adjusted for the after-tax impact of changes to the fair value of the Warrants, to the extent they are dilutive. Loss per share is calculated based on the weighted average number of shares of Common Stock outstanding.
Recent Accounting Pronouncements
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances the transparency and decision usefulness of income tax disclosures to provide investors information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2023-09; however, the standard will not have an impact on the Company’s condensed consolidated financial position, results of operations and/or cash flows.
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended March 31,
$s in thousands	2025	2024
Cash paid for interest	$10,228	$10,415

Non-cash investing and financing activities:
Series A Preferred Stock - adjustment to maximum redemption value	6,561	6,189
Recognition of new right-of-use asset and corresponding operating lease liability	2,217	—
Recognition of new right-of-use asset and corresponding financing lease liability	69	—
Right-of-use assets disposed or adjusted modifying finance lease liabilities	13	—
Fixed assets in accounts payable	14	27
Issuance costs for ATM offering included in accounts payable, accrued expense and other liabilities	—	346

NOTE 4 – CASH EQUIVALENTS
Cash equivalents consist of the following:

	As of March 31, 2025	As of December 31, 2024
($s in thousands)	Carrying Value
Cash equivalents:
Money market fund	$20,639	$36,305
Restricted cash:
Money market fund	$9,244	$13,747
The proceeds from sales of available-for-sale securities and gross realized gains included in earnings for the three months ended March 31, 2025 are zero. The proceeds from sales of available-for-sale securities and gross realized gains included in earnings for the three months ended March 31, 2024 are $1.1 million and $16,000, respectively. The Company determines gains and losses using the first-in first-out method. For the three months ended March 31, 2025 and 2024, the Company reclassified out of Accumulated other comprehensive income a loss of zero and $30,000.
NOTE 5 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

$s in thousands	As of March 31, 2025	As of December 31, 2024
Trade accounts receivable	$4,664	$3,213
Foreign tax receivable	2,538	986
Contract assets	2,482	1,746
Unbilled receivable	555	—
Total accounts receivable	$10,239	$5,945
Substantially all accounts receivable as of March 31, 2025 and December 31, 2024, are expected to be collected in 2025. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts associated with the U.S. Government. Unbilled receivable consists of earned revenue that has not yet been billed on the Company’s contracts. Foreign tax receivable consists primarily of value-added taxes charged by the Spanish government. Refer to “Note 2 – Summary of Significant Accounting Policies” for further discussion on Contract assets.
NOTE 6 – AIRCRAFT SUPPORT PARTS
Aircraft support parts consist of the following:

$s in thousands	As of March 31, 2025	As of December 31, 2024
Repairables and expendables	$561	$593
Other	308	264
Total aircraft support parts	$869	$857
NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

$s in thousands	As of March 31, 2025	As of December 31, 2024
Prepaid insurance	$2,107	$1,472
Prepaid subscriptions	1,165	1,229
Deposits	302	1,044
Other	112	179
Total prepaid expenses and other current assets	$3,686	$3,924

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consist of the following:

$s in thousands	As of March 31, 2025	As of December 31, 2024
Aircraft	$186,552	$185,877
Less: Accumulated depreciation	(37,976)	(38,210)
Aircraft, net	148,576	147,667
Leasehold improvements	35,504	35,504
Vehicles and equipment	6,267	5,921
Buildings	1,095	1,054
Licenses	235	235
Finance lease right-of-use asset	117	101
Capitalized software and development costs	35	35
Construction-in-progress - Leasehold improvements	5	5
Less: Accumulated depreciation	(7,288)	(6,753)
Leasehold improvements and equipment, net	35,970	36,102
Total property, plant and equipment, net	$184,546	$183,769
For the three months ended March 31, 2025, the Company recorded $1.3 million and $0.4 million of depreciation expense in Cost of revenues and Selling, general and administrative expense, respectively. For the three months ended March 31, 2024, the Company recorded $0.9 million and $0.4 million of depreciation expense in Cost of revenues and Selling, general and administrative expense, respectively.
Aircraft are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. For the three months ended March 31, 2025 and 2024, the Company recorded no impairment charges.
For the three months ended March 31, 2025, the Company recorded a gain on disposal of assets of $0.1 million in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024, the Company recorded a loss on disposal of assets $0.3 million in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
NOTE 9 – ACQUISITION ACTIVITY
2024 Acquisition Activity
On June 28, 2024, the Company completed the acquisition of all the outstanding equity interests of Flight Test & Mechanical Solutions, Inc. (“FMS” and the “FMS Acquisition”), a turn-key provider of integration solutions for government and commercial customers including instrumentation, flight testing and airworthiness certification, for total initially estimated fair value consideration of $21.2 million, payable in unregistered shares of Bridger’s Common Stock, with $19.0 million fair value of Common Stock consideration paid at closing and upon settlement of certain post-closing purchase price adjustments to the former stockholders of FMS (consisting of 3,867,289 restricted shares of Common Stock determined based upon a volume-weighted average per-share price (“VWAP”) of the Common Stock for the 90 consecutive trading days ended June 27, 2024). The shares issued at close were issued at the fair value upon the closing date. The remaining $2.2 million of fair value Common Stock consideration is contingent upon the achievement of certain earnout conditions and, assuming achievement of such conditions, will be issued to the former stockholders of FMS in 2025 and 2026 with the price per share determined based upon a trailing 90-day VWAP of the Common Stock at the time of each issuance. During the measurement period, the Company revised the total purchase consideration of the FMS Acquisition due to changes in working capital adjustments, closing price adjustments and a deferred tax liability adjustment. As a result, total consideration decreased by $4.8 million. These adjustments resulted in a corresponding decrease in goodwill of $3.9 million. The maximum number shares of Common Stock issuable to the former FMS stockholders as contingent earnout consideration will not exceed 5,754,165 shares in the aggregate. All of the shares of Common Stock to be issued in the FMS Acquisition will be subject to transfer restrictions for an 18-month period after each issuance, with the transfer restrictions expiring with respect to 1/18th of the total shares of Common Stock each month over the 18-month period following such issuance.

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
As of March 31, 2025, the Company finalized the purchase accounting for the FMS Acquisition. The following table summarizes the final purchase price allocation:

$s in thousands	As of March 31, 2025
Common Stock	$13,061
Working Capital Excess Shares	174
Closing Cash Shares Adjustment	143
Accrued Dividends Payable Adjustment	800
Earnout Shares	2,164
Total purchase price	$16,342

$s in thousands	As of December 31, 2024	Adjustments	As of March 31, 2025
Cash and cash equivalents	$2,592	$—	$2,592
Accounts receivable[1]	2,701	—	2,701
Aircraft support parts	265	—	265
Prepaid expenses and other current assets	124	—	124
Intangible assets	3,900	—	3,900
Property, plant and equipment	1,014	—	1,014
Other noncurrent assets	1,854	—	1,854
Accounts payable	(259)	—	(259)
Dividends payable	(800)	—	(800)
Deferred revenue	(180)	—	(180)
Accrued expenses and other current liabilities	(170)	(139)	(309)
Operating right-of-use current liability	(56)	—	(56)
Operating right-of-use noncurrent liability	(960)	—	(960)
Deferred tax liability	(1,269)	—	(1,269)
Total identifiable net assets	8,756	(139)	8,617
Goodwill	7,586	139	7,725
Total purchase price	$16,342	$—	$16,342
1     Balance includes $1.0 million in unbilled receivable. Fair value of accounts receivable approximates the contractual amount.

The purchase price allocation adjustment related to pre-acquisition income tax payable.
Goodwill of $7.7 million arising from the FMS Acquisition is primarily attributable to the assembled workforce of FMS and expected synergies from combining operations. None of the acquired goodwill is expected to be deductible for income tax purposes. Acquired intangible assets consist of the following:
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
The transaction costs related to the acquisition were not material. The operating results of the acquisition have been included in the Company’s results of operations from the effective date of the acquisition. The amounts of revenue and operating loss of FMS included in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 were $1.8 million and $0.2 million, respectively.
NOTE 10 – GOODWILL AND INTANGIBLE ASSETS, NET
As of March 31, 2025 and December 31, 2024, goodwill was $20.9 million and $20.7 million, respectively. There were no impairment charges recorded for goodwill for the three months ended March 31, 2025 and 2024, respectively.
Changes in the carrying amount of goodwill for the year ended December 31, 2024 were as follows:

$s in thousands	Goodwill
As of December 31, 2023	$13,163
Addition from FMS Acquisition	11,578
Measurement period adjustment	(3,992)
As of December 31, 2024	$20,749
Measurement period adjustment	139
As of March 31, 2025	$20,888
Intangible assets consisted of the following:

		As of March 31, 2025
$s in thousands	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contracts	5.5	$3,400	$(464)	$2,936
In-process research and development (“IPR&D”)	5	3,062	(391)	2,671
Trade name	9.5	300	(24)	276
Internal-use software	3	297	(297)	—
Customer relationships	3.5	200	(43)	157
Licenses	10	68	(62)	6
Total intangible assets		$7,327	$(1,281)	$6,046

		As of December 31, 2024
$s in thousands	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contracts	5.5	$3,400	$(309)	$3,091
IPR&D	5	2,783	(260)	2,523
Trade name	9.5	300	(16)	284
Internal-use software	3	297	(297)	—
Customer relationships	3.5	200	(29)	171
Licenses	10	68	(61)	7
Total intangible assets		$7,048	$(972)	$6,076
IPR&D is the historical know-how, software, formula protocols, designs and procedures expected to be needed to complete the development of the technology asset and receive regulatory approval. The Company expects to amortize the IPR&D over its useful life of five years when placed into service. For the three months ended March 31, 2025 and for the year ended December 31, 2024, the Company capitalized costs of $0.3 million and $1.2 million related to IPR&D, respectively.
Amortization expense for intangible assets and other noncurrent assets was $0.3 million and $26,000 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense is included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
NOTE 11 – OTHER NONCURRENT ASSETS
Other noncurrent assets consisted of the following:

$s in thousands	As of March 31, 2025	As of December 31, 2024
Operating lease right-of-use asset	$9,634	$7,951
Investment in MAB	4,000	4,000
Prepaid subscriptions	1,374	1,543
Investment in Overwatch Imaging, Inc.	1,000	1,000
Interest rate swap	891	1,075
Other	836	837
Total other noncurrent assets	$17,735	$16,406
NOTE 12 – ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following:

$s in thousands	As of March 31, 2025	As of December 31, 2024
Contingent consideration	$6,067	$6,219
Accrued salaries, wages and bonuses	2,508	1,635
Accrued interest expense	1,816	6,487
Deferred underwriting fee payable	1,500	1,500
Warrant liabilities	1,332	1,066
Accrued foreign tax	925	925
Deferred revenue	360	858
Finance right-of-use liability	113	37
Other	949	718
Total accrued expenses and other liabilities	15,570	19,445
Less: Current accrued expenses and other current liabilities	(9,768)	(14,057)
Total long-term accrued expenses and other noncurrent liabilities	$5,802	$5,388

Warrant Liabilities
The warrant liabilities consist of the following Warrants issued by the Company in connection with the Reverse Recapitalization:
Public Warrants
The Company previously issued Public Warrants to purchase 17,250,000 shares of Common Stock at an exercise price of $11.50 per share in exchange for the 17,250,000 JCIC warrants originally issued by JCIC in its initial public offering. The Warrants may only be exercised for a whole number of shares of Common Stock. The exercise price and number of shares of Common Stock issuable upon exercise of the Warrants may also be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger or consolidation. In no event will the Company be required to net cash settle any Warrant.
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
As of March 31, 2025 and December 31, 2024, 17,249,874 Public Warrants remain outstanding. The Public Warrants are liability-classified with a balance of $0.9 million and $0.7 million, respectively, and a fair value of $0.05 and $0.04 per warrant as of March 31, 2025 and December 31, 2024, respectively.
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
As of March 31, 2025 and December 31, 2024, the Company had 9,400,000 outstanding Private Placement Warrants to purchase 9,400,000 shares of Common Stock. The Private Placement Warrants are liability-classified with a balance of $0.5 million and $0.4 million, respectively, and a fair value of $0.05 and $0.04 per warrant as of March 31, 2025 and December 31, 2024, respectively.
Contingent Consideration
The Company assumed contingent consideration as part of prior year acquisition activity. The Company is required to make contingent payments to the sellers based on the achievement of certain operational milestones or certain earnout conditions. The fair value of the liability for the contingent payments was recognized upon acquisition as part of the purchase accounting opening balance sheet. The initial cost was recognized at fair value on the closing date with subsequent changes in estimated fair value recognized as Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the Company had $3.2 million and $3.4 million, respectively, in Accrued expenses and other current liabilities and $2.9 million and $2.8 million, respectively, in Long-term accrued expenses and other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

The change in contingent consideration for the three months ended March 31, 2025 and year ended December 31, 2024 was as follows:

$s in thousands	2025	2024
As of Contingent consideration, beginning of period	$6,219	$8,486
Change in fair value of contingent consideration	(152)	(393)
Addition of contingent consideration from FMS Acquisition	—	2,164
Settlement of contingent consideration	—	(4,038)
As of Contingent consideration, end of period	$6,067	$6,219
NOTE 13 – INTEREST RATE SWAP
The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.
The Company entered an interest rate swap with Rocky Mountain Bank, now known as Citywide Banks (“CWB”) on March 12, 2020 to reduce risk related to variable-rate debt from the term loan, which was subject to changes in market rates of interest as discussed in “Note 15 – Long-Term Debt” included in this Quarterly Report on Form 10-Q. The interest rate swap is designated as a cash flow hedge. The Company records its corresponding derivative asset on a gross basis in Other noncurrent assets at fair value on the Condensed Consolidated Balance Sheets.
Each month, the Company made interest payments to CWB under its loan agreement. Effective July 1, 2023, LIBOR was replaced by 1-month CME Term Secured Overnight Financing Rate (“SOFR”) plus 0.11448% tenor spread adjustment plus the 2.5% contractual SOFR margin then in effect with respect to the term loan. At the end of each calendar month, the Company receives or makes payments on the interest rate swap difference, if any, based on the received interest rate set forth in the table below. Interest payments on the Company’s term loan and payments received or made on the interest rate swap are reported net on the Condensed Consolidated Statements of Operations as interest expense.
The Company had the following interest rate swap designated as a cash flow hedge ($s in thousands):

As of March 31, 2025
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$9,661	$891	3.887%	1 Month SOFR + 2.61448%

As of December 31, 2024
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$9,822	$1,075	3.887%	1 Month SOFR + 2.61448%
The Company accounts for the interest rate swap as a cash flow hedge for accounting purposes under GAAP. The Company reflects the effect of this hedging transaction in the Condensed Consolidated Financial Statements. The unrealized (loss) gain is reported in Other comprehensive (loss) income. If the Company terminates the interest rate swap agreement, the cumulative change in fair value at the date of termination would be reclassified from Accumulated other comprehensive income, which is classified in Stockholders’ deficit, into earnings.
NOTE 14 – FAIR VALUE MEASUREMENTS
Long-term debt
As of March 31, 2025 and December 31, 2024, the Company has $160.2 million of fixed rate and $47.4 million and $48.3 million of variable rate debt outstanding, respectively. The Company estimated the fair value of the fixed rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. When valuing fixed rate debt, the fair value is capped at par value. The variable rate debt approximates fair value based on the closing or estimated market prices of similar securities comparable to the Company’s debts as of March 31, 2025 and December 31, 2024. Debt financing activities and loan agreements are further described in “Note 15 – Long-Term Debt” included in this Quarterly Report on Form 10-Q for additional details.

Recurring Fair Value Measurement
Our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair values due to their short-term nature.
The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of March 31, 2025
$s in thousands	Level 1	Level 2	Level 3
Assets
Cash	$22,349	$—	$—
Restricted cash:
Money market fund	9,244	—	—
Total restricted cash	9,244	—	—
Interest rate swap	—	891	—
Total assets	$31,593	$891	$—
Liabilities
Warrant liabilities – Public Warrants	$862	$—	$—
Warrant liabilities – Private Placement Warrants	—	470	—
Contingent consideration	—	—	6,067
Total liabilities	$862	$470	$6,067

	As of December 31, 2024
$s in thousands	Level 1	Level 2	Level 3
Assets
Cash	$39,336	$—	$—
Restricted cash:
Money market fund	13,747	—	—
Total restricted cash	13,747	—	—
Interest rate swap	—	1,075	—
Total assets	$53,083	$1,075	$—
Liabilities
Warrant liabilities – Public Warrants	$690	$—	$—
Warrant liabilities – Private Placement Warrants	—	376	—
Contingent consideration	—	—	6,219
Total liabilities	$690	$376	$6,219
Interest Rate Swap
The Company’s derivative financial instruments are measured at fair value on a recurring basis based on quoted market prices or using standard valuation models as described in “Note 13 – Interest Rate Swap” included in this Quarterly Report on Form 10-Q.
The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described in “Note 2 – Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q.
The fair value of the Company’s interest rate swap agreement was determined based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreement. The fair value indicates an estimated amount the Company would be required to receive if the contracts were canceled or transferred to other parties. The Company calculates the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments.

Warrant Liabilities
The Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value are recorded in earnings through Selling, general and administrative expense on the Condensed Consolidated Statements of Operations included in this Quarterly Report on Form 10-Q.
The Public Warrants are publicly traded under the symbol “BAERW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. Therefore, the Public Warrants are classified as Level 1 of the fair value hierarchy. The Public Warrants are redeemable at any time during the term of the warrant in which the Common Stock share trading price has been at least $18.00 per share for 20 trading days within the 30 trading-day period. JCIC Sponsor can redeem both the Private Placement Warrants and the Public Warrants when the stock price is between $10.00 to $18.00. As such, it is economically beneficial for the Company to redeem the Private Placement Warrants any time before the stock price crosses the $18.00 threshold. Therefore, the Warrants have similar economic value, hence Private Placement Warrants are deemed to have the same value as the Public Warrants and are classified Level 2 of the fair value hierarchy. Refer to “Note 12 – Accrued Expenses and Other Liabilities” included in this Quarterly Report on Form 10-Q for additional details.
Contingent Consideration
In connection with prior year acquisition activity, the Company is required to make contingent payments to the sellers based on the achievement of certain operational milestones or based on the achievement of certain earnout conditions. The fair value of the contingent consideration was determined using the Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are equity volatility, estimated future stock prices and various probability factors, including management’s estimate of the likelihood of meeting certain operational milestones and earnout conditions. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in estimated fair value of contingent consideration are recognized as Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations. Refer to “Note 12 – Accrued Expenses and Other Liabilities” included in this Quarterly Report on Form 10-Q for additional details.
Non-Recurring Fair Value Measurements
The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets and goodwill and cost method investments, which are evaluated for impairment. Long-lived assets include property, plant and equipment, net and certain intangible assets. The inputs used to determine the fair value of long-lived assets are considered Level 3 measurements due to their subjective nature.
As of March 31, 2025, the Company did not have any significant assets or liabilities that were remeasured at fair value on a non-recurring basis in periods subsequent to initial recognition.

NOTE 15 – LONG-TERM DEBT
Long-term debt consisted of the following:

$s in thousands	As of March 31, 2025	As of December 31, 2024
Taxable industrial revenue bonds, dated July 21, 2022, 11.5% interest rate, maturing September 1, 2027[1]	$160,000	$160,000
Permanent loan agreement, dated October 1, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing October 1, 2035[2]	17,359	17,604
Permanent loan agreement, dated August 21, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing August 21, 2035[2]	17,284	17,532
Term loan agreement dated September 30, 2019, SOFR + 2.61448% interest rate, maturing March 15, 2030[3]	9,661	9,822
Term loan agreement dated February 3, 2020, SOFR + 2.61448% interest rate, maturing February 3, 2027[4]	3,115	3,255
Various term loan agreements, earliest start at September 9, 2021, 3.89-5.5% interest rates, latest maturation on November 17, 2027	155	174
Loans payable	207,574	208,387
Less: noncurrent debt issuance costs	(2,493)	(2,746)
Less: current debt issuance costs	(1,002)	(1,002)
Less: current portion of long-term debt, net of debt issuance costs	(2,222)	(2,170)
Total long-term debt, net of debt issuance costs	$201,857	$202,469
1.On July 21, 2022, the Company closed on the Series 2022 Bonds, upon which the Company received aggregate proceeds of $135.0 million on July 21, 2022 and $25.0 million on August 10, 2022. The proceeds were designated to redeem in full the 2021 Bonds and the Series A Preferred shares, to finance the construction and equipping of the Company’s third aircraft hangar in Belgrade, Montana and to fund the purchase of additional Super Scoopers. The Series 2022 Bonds mature on September 1, 2027, with an annual interest rate of 11.5% payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2022. Debt issuance costs for the Series 2022 Bonds were $4.2 million. The Series 2022 Bonds are subject to redemption or prepayment prior to maturity, as follows: (a) optional redemption in whole or in part, on any day thereafter at par plus accrued interest, and on certain dates, a premium; (b) mandatory redemption at par plus any premium applicable to optional redemptions and a 3% premium if such redemptions are made prior to September 1, 2025, in whole or in part, in the event of the occurrence of certain events; and (c) extraordinary redemption at par plus accrued interest due to the occurrence of certain casualty, condemnation, or other unexpected events. Optional redemptions are subject to 3%, 2%, and 0% premiums if redemptions are made on or after September 1, 2025, September 2026, and September 2027, respectively. At the Company’s direction, the Series 2022 Bonds may be redeemed by Gallatin County at any time, at a redemption price equal to 100% of the principal amount plus accrued interest upon the occurrence of certain events.
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

The Series 2022 Bonds are subject to financial covenants requiring the Company to maintain a debt service coverage ratio (“DSCR”) that exceeds 1.25x each fiscal quarter, operate in such a manner to produce gross revenues so as to be at all relevant times in compliance with the DSCR covenant and to maintain liquidity of $8.0 million in the form of unrestricted cash or investments (excluding margin accounts and retirement accounts) at all times and to be reported.
The Company is in compliance with the DSCR covenant as of March 31, 2025 and management anticipates the Company will remain in compliance with the DSCR covenant at future quarterly measurement periods in the next 12 months. The Company is in compliance with the $8.0 million minimum liquidity requirement as of March 31, 2025.
The Series 2022 Bonds agreements provide that, with regard to covenant violations, other than non-payment of principal or interest, no event of default shall be deemed to have occurred so long as a reasonable course of action to remedy a violation commences within 30 days of non-compliance and management diligently prosecutes the remediation plan to completion.
The LOB loans are subject to financial covenants requiring the Company to maintain a DSCR, generally calculated as the ratio of the net cash flow (as defined in the applicable note agreements) to the amount of interest and servicing fees required to be paid over the succeeding 12 months on the principal amount of the note, as applicable, that will be outstanding on the payment date following such date of determination, that exceeds 1.25x at the aircraft or entity level and for the Company’s debt to worth ratio to not exceed 5.00x at the aircraft or entity level. The Company is in compliance with such financial covenants as of March 31, 2025.
Both of the loans with CWB are subject to financial covenants requiring the Company to maintain a DSCR, calculated as the ratio of adjusted EBITDA (as defined in the applicable note agreements) to the amount of interest and principal payments for the fiscal year ending on the compliance date, that exceeds 1.25x for the Company. These notes are also subject to financial covenants requiring the Company to maintain a Senior Leverage Ratio on a quarterly basis not to exceed 6.00 to 1.00 through September 30, 2025 and 5.00 to 1.00 thereafter. This is calculated as Total Funded Senior Debt (as defined in the applicable note agreements) less municipal debt, divided by adjusted EBITDA (as defined in the applicable note agreements). The Company is in compliance with such financial covenants as of March 31, 2025.
Amortization of debt issuance costs was $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
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

NOTE 17 – MEZZANINE EQUITY
The Company’s shares of Series A Preferred Stock are convertible at the election of the holders into shares of Common Stock, without the payment of additional consideration by the holders into such number of shares of Common Stock as determined by dividing the original issue price, plus accrued interest by a conversion price equal to $11.00 per share at the time of conversion.
Shares of Series A Preferred Stock are mandatorily redeemable by the Company on April 25, 2032 at a redemption amount that is equal to the stated value, plus accrued but unpaid interest. Accrued interest for the Series A Preferred Stock was $6.6 million and $6.2 million for the three months ended March 31, 2025 and 2024, respectively. Shares of Series A Preferred Stock are also redeemable upon certain triggering events outside of the control of the Company. The triggering events include redemption by the holder on or after April 25, 2027, or a fundamental change in the Company’s voting and governance structure such as the sale of the Company or its subsidiaries representing more than 50% of the Company’s voting stock or a similar liquidity event.
Given the conversion feature is considered substantive, the mandatory redemption on April 25, 2032 is not certain and accordingly, the Series A Preferred Stock are classified as mezzanine equity.
As of March 31, 2025, it is probable that the Series A Preferred Stock may become redeemable on April 25, 2032. The Company has elected to recognize changes in redemption value immediately, adjusting the preferred stock to the maximum redemption value at each reporting date. Upon Closing, the Series A Preferred Stock had both a carrying value and redemption value of $332.7 million, the 50% multiplier, valued at $156.4 million, was removed. As of March 31, 2025 and December 31, 2024, the Series A Preferred Stock had both a carrying value and redemption value of $386.7 million and $380.2 million, respectively. Refer to the table below.
As of March 31, 2025 and December 31, 2024, the fair value of the embedded derivative related to an event of default is zero, as there have been no triggering events.
The Company determined the fair value of the other features requiring bifurcation, both individually and in the aggregate were immaterial at March 31, 2025 and December 31, 2024. The fair value of these features will be assessed at each reporting date and will be recognized and remeasured at fair value, if material.

	Redeemable Series A Preferred Stock
$s in thousands	Shares	Amounts
Balance as of December 31, 2024	315,789.473684	$380,179
Adjustment to maximum redemptions value	—	6,561
Balance as of March 31, 2025	315,789.473684	$386,740

Balance as of December 31, 2023	315,789.473684	$354,840
Adjustment to maximum redemptions value	—	6,189
Balance as of March 31, 2024	315,789.473684	$361,029
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
Restricted Stock Units
In January 2023, in connection with the Closing, the Company and its Board established and approved and assumed the Omnibus Plan, which allowed the Company to grant RSUs to Bridger employees (the “Participants”). RSUs are settled in shares of Common Stock as the RSUs vest. The RSUs accrue dividend equivalents associated with the underlying shares of Common Stock as the Company declares dividends. Dividends are paid to holders of RSUs in cash upon the vesting date of the associated RSU and are forfeited if the RSU does not vest. For the purposes of calculating compensation expense, the fair value of RSUs is the closing stock price on the date of grant. Generally, RSUs vest over a period of four to six years, subject to the Participant’s continued employment. Upon vesting of each RSU, the Company will issue one share of Common Stock to the RSU holder.

RSU activity for the three months ended March 31, 2025 and 2024 is as follows:

	Number of Awards	Weighted average grant date fair value
Outstanding as of December 31, 2024	4,472,950	$6.94
Granted	778,000	3.07
Vested	(760,118)	6.20
Forfeited/Cancelled	(77,077)	4.54
Outstanding as of March 31, 2025	4,413,755	$6.43

Outstanding as of December 31, 2023	6,624,459	$8.30
Granted	1,028,917	5.27
Vested	(1,703,592)	8.30
Forfeited/Cancelled	(227,501)	6.82
Outstanding as of March 31, 2024	5,722,283	$7.81
The total fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was $2.3 million and $9.3 million, respectively, based on the closing stock price on the date of vesting.
For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense related to RSUs of $0.3 million and $0.4 million, respectively, within Total cost of revenues and $1.7 million and $5.5 million, respectively, within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.
As of March 31, 2025, there was $15.3 million of unrecognized total compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.6 years.
Incentive Units
Prior to the adoption of the Omnibus Plan, during the year ended December 31, 2022, the Company granted Incentive Units to selected board members and executives. Within each grant, 80% of the Incentive Units vested annually over a four year period subject to continued service by the grantee (the “Time-Vesting Incentive Units”), and the remaining 20% of the Incentive Units vest upon a qualifying change of control event (the “Exit-Vesting Incentive Units”). For the Time-Vesting Incentive Units, compensation cost was recognized over the requisite service period on a straight-line basis. For the Exit-Vesting Incentive Units, expense will be recognized when a qualifying change of control event is considered probable, which has not occurred as of March 31, 2025. As of March 31, 2025, 40,404 Exit-Vesting Incentive Units with a weighted-average grant date fair value of $0.01 remain outstanding. Upon vesting of each Incentive Unit, the Company will issue 0.96246 shares of Common Stock to the Incentive Unit holder.
2024 At-the-Market (“ATM”) Offering
On January 26, 2024, the Company entered into a sales agreement (“2024 ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Virtu Americas LLC (together with Stifel, the “2024 Agents”) under which we could offer and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $100.0 million through the 2024 Agents in negotiated transactions that are deemed to be an “at the market offering.” In connection with the Company’s entry into the 2025 ATM Agreement (as defined below) on March 18, 2025, the Company terminated the 2024 ATM Agreement.
The ATM offering was registered under the Securities Act, pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-276721), as previously filed with the SEC and declared effective on February 6, 2024.
The 2024 ATM Agreement contained customary representations, warranties and agreements by the Company, and customary indemnification and contribution rights and obligations of the parties. The Company agreed to pay the 2024 Agents an aggregate commission of up to 3.0% of the aggregate gross proceeds from each sale of shares of Common Stock under the 2024 ATM Agreement. The Company also agreed to reimburse the 2024 Agents for certain specified expenses in connection with entering into the 2024 ATM Agreement.
During 2024, the Company sold an aggregate of 33,798 shares of Common Stock at a weighted-average price of $5.13 per share for net proceeds of $0.2 million, net of fees of $5,000 under the 2024 ATM Agreement. No additional shares of Common Stock were sold under the 2024 ATM Agreement during 2025.

2025 ATM Offering
On March 18, 2025, the Company entered into a sales agreement (“2025 ATM Agreement”) with Stifel and Canaccord Genuity LLC (together with Stifel, the “2025 Agents”) under which we may offer and sell, from time to time, shares of our Common Stock (the “2025 ATM Shares”) having an aggregate offering price of up to $100.0 million through the 2025 Agents in negotiated transactions that are deemed to be an “at the market offering” (the “2025 ATM Offering”).
The ATM offering was registered under the Securities Act, pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-276721), as previously filed with the SEC and declared effective on February 6, 2024, under which the Company filed a new prospectus supplement with the SEC with respect to the 2025 ATM Offering on March 19, 2025.
Under the 2025 ATM Agreement, the 2025 Agents may sell the 2025 ATM Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Market, or any other existing trading market for the 2025 ATM Shares or in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Common Stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company.
The Company is not obligated to make any sales of the 2025 ATM Shares under the 2025 ATM Agreement. The offering of the 2025 ATM Shares pursuant to the 2025 ATM Agreement will terminate upon the termination of the 2025 ATM Agreement by the 2025 Agents or us, as permitted therein.
The 2025 ATM Agreement contains customary representations, warranties and agreements by the Company, and customary indemnification and contribution rights and obligations of the parties. The Company agreed to pay the 2025 Agents an aggregate commission of up to 3.0% of the aggregate gross proceeds from each sale of the 2025 ATM Shares. The Company also agreed to reimburse the 2025 Agents for certain specified expenses in connection with entering into the 2025 ATM Agreement.
During the three months ended March 31, 2025, the Company did not sell any shares of Common Stock under the 2025 ATM Agreement.
NOTE 19 – RELATED PARTY TRANSACTIONS
For the three months ended March 31, 2025 and 2024, the Company incurred $0.6 million in training expenses provided by an entity in which Mr. Timothy Sheehy, the Company’s founder and former Chief Executive Officer, President and director, has a partial ownership, with zero and $0.1 million in related outstanding accounts payable as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company earned zero and $0.1 million, respectively, in revenues related to charter rentals of the Company’s aircraft by the U.S. Senate campaign of Mr. Timothy Sheehy.
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
On July 10, 2023, the Company entered into two operating lease agreements, each for a Pilatus under the ownership of Mr. Timothy Sheehy. The Company recorded approximately $4.8 million of right-of-use assets, $1.3 million of right-of-use current liabilities, and $3.4 million of right-of-use noncurrent liabilities as of March 31, 2025, and incurred approximately $0.4 million in lease expense for the three months ended March 31, 2025 and 2024. The Company recorded approximately $5.1 million of right-of-use assets, $1.3 million of right-of-use current liabilities, and $3.8 million of right-of-use noncurrent liabilities as of December 31, 2024.

On July 21, 2022, the Company closed on the Series 2022 Bonds, upon which the Company received aggregate proceeds of $135.0 million on July 21, 2022 and $25.0 million on August 10, 2022. In connection with the original issuance, three senior executives of the Company purchased approximately $10.0 million of the Series 2022 Bonds, which purchases were entered into on an arm’s length basis during the public offering for the Series 2022 Bonds, and on the same terms and conditions that were offered to all Bond purchasers. One of the related parties of the Company left the Company during the three months ended June 30, 2024 and was no longer deemed a related party following his departure. The two other related parties of the Company disposed of their holdings as of October 1, 2024. The Company paid approximately $0.6 million in interest to these bond holders during the three months ended March 31, 2024, and incurred approximately $0.3 million in interest for the three months ended March 31, 2024. Refer to “Note 15 – Long-Term Debt” included in this Quarterly Report for additional information on the Series 2022 Bonds.
NOTE 20 – INCOME TAXES
As a result of the Business Combination, the Company became the successor of Legacy Bridger, as discussed in “Note 1 – Organization and Basis of Presentation” included in this Quarterly Report on Form 10-Q, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Legacy Bridger’s net income or loss is allocated among the members in accordance with the Company’s operating agreement, and federal income taxes are not payable or provided for by Legacy Bridger. Members are taxed individually on their pro rata ownership share of the Legacy Bridger’s earnings. Bridger is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to net taxable income or loss and any related tax credits of the Company. Bridger is also subject to taxes in foreign jurisdictions in which it operates.
For the three months ended March 31, 2025, the Company recorded tax expense of $0.3 million. The effective tax rate for the three months ended March 31, 2025 was (1.6)%. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S., a state tax expense accrual in separate company filings with forecasted income, and the impact of forecasted loss in the foreign jurisdiction in which the Company conducts business.

For the three months ended March 31, 2024, the Company recorded a tax expense of $14,000. The effective tax rate for the three months ended March 31, 2024 was (0.7)%. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S. and the impact of forecasted loss in the foreign jurisdiction in which the Company conducts business.
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
NOTE 21 – LOSS PER SHARE
Loss per share of Common Stock is calculated in accordance with ASC 260, Earnings per share. Loss per share – basic is calculated by dividing Loss attributable to Common Stockholders - basic and diluted by the Weighted average Common Stock outstanding - basic.
Loss per share – diluted is based on the weighted average number of shares of Common Stock used for the Loss per share - basic calculation, adjusted for the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. Loss attributable to Common Stockholders – basic and diluted is adjusted for the impact of changes in the fair value of the Public Warrants and Private Placement Warrants, to the extent they are dilutive.

The following table sets forth the computation of the Company’s Loss per share:

	For the Three Months Ended March 31,
$s in thousands, except per share amounts	2025	2024
Net loss	$(15,538)	$(20,087)
Adjustments to Net loss:
Series A Preferred Stock—adjustment to maximum redemptions value	(6,561)	(6,189)
Loss attributable to Common stockholders – basic and diluted	$(22,099)	$(26,276)

Weighted average Common Stock outstanding - basic and diluted	53,814,596	47,602,241

Loss per share - basic and diluted	$(0.41)	$(0.55)
The following table summarizes the potentially dilutive common shares that were excluded from diluted Loss per share - diluted computations because the effect would have been anti-dilutive:

	For the Three Months Ended March 31,
	2025	2024
Series A Preferred Stock	35,158,152	32,820,828
Unvested Restricted Stock Units	4,413,755	5,722,283
Public Warrants	17,249,874	17,249,874
Private Placement Warrants	9,400,000	9,400,000
Unvested Legacy Bridger Incentive Units	40,404	40,404
Sponsor Earnout Shares	855,000	855,000
NOTE 22 – SEGMENT AND GEOGRAPHIC INFORMATION
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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
($s in thousands)	2025	2024
Revenues	$15,646	$5,507
Cost of revenues:
Flight operations	6,252	5,009
Maintenance	10,955	4,197
Total cost of revenues	17,207	9,206
Gross loss	(1,561)	(3,699)
Depreciation and amortization	1,980	1,290
Selling, general and administrative expense	6,610	10,320
Operating loss	(10,151)	(15,309)
Interest income	54	16
Interest expense	(5,789)	(5,939)
Other income	599	1,159
Loss before income taxes	(15,287)	(20,073)
Income tax expense	(251)	(14)
Net loss	$(15,538)	$(20,087)
See the Condensed Consolidated Financial Statements for other financial information regarding the Company’s operating segment.
The CODM evaluates the Company’s financial performance based on key metrics, including revenue growth, operating income, and Adjusted EBITDA. These metrics are reviewed regularly to assess the efficiency and profitability of the Company’s operations. Additionally, significant expenses, such as cost of revenues and selling, general and administrative expenses, are closely monitored as part of the performance evaluation and resource allocation process.
Total United States revenues were $9.7 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively. Refer to “Note 2 – Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q for additional information about revenue by geographic location. The Company had two customers who individually accounted for 48% and 38% of total revenues for the three months ended March 31, 2025, and two customers who individually accounted for 69% and 19% of total revenues for the three months ended March 31, 2024.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Condensed Consolidated Balance Sheets were located as follows:

($s in thousands)	As of March 31, 2025	As of December 31, 2024
United States	$192,163	$190,560
Spain	2,017	2,017

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to help you understand our business, financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read together with the Condensed Consolidated Financial Statements as of March 31, 2025 and December 31, 2024, for the three months ended March 31, 2025 and 2024, and the related notes thereto, that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and analysis should also be read together with the historical audited annual Consolidated Financial Statements as of and for the years ended December 31, 2024 and 2023, included in the Annual Report on Form 10-K (the “Annual Report”). This discussion and analysis contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”
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
•Maintenance, Repair and Overhaul (“MRO”): Consists of maintenance and repair services for return-to-service upgrades of certain Canadair CL-215T Amphibious (“Spanish Scoopers”) aircraft as well as airframe modification and integration solutions for governmental and commercial customers.
We manage our operations as a single segment for purposes of assessing performance, making operating decisions and allocating resources.
We have made and will continue to make significant investments in capital expenditures to build and expand our integrated response solutions. We expect that our existing cash and cash equivalents as well as cash generated from our operations will be sufficient to meet our current working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report.
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
KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
We are exposed to certain risks inherent to an aerial firefighting business. These risks are further described in the section entitled “Risk Factors” in the Annual Report on Form 10-K, filed with the SEC on March 14, 2025.

Seasonality Due to the North American Fire Season
Because wildfires occur at different times in different parts of the country, our operations now operate on a year-round basis. However, historically the majority of wildfires occur in the second and third quarters, so the demand for our services has generally been higher in the second and third quarters of each fiscal year due to the timing and duration of the North American fire season. As a result, seasonal fluctuations in the need to fight wildfires based upon location and the varying intensity of the fire season have and may continue to lead our operating results to fluctuate significantly from quarter to quarter and year to year.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The following table sets forth our Condensed Consolidated Statements of Operations information for the three months ended March 31, 2025 and 2024 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report.

$s in thousands	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$15,646	$5,507	$10,139	184%
Cost of revenues:
Flight operations	6,252	5,009	1,243	25%
Maintenance	10,955	4,197	6,758	161%
Total cost of revenues	17,207	9,206	8,001	87%
Gross loss	(1,561)	(3,699)	2,138	(58%)
Selling, general and administrative expense	8,590	11,610	(3,020)	(26%)
Operating loss	(10,151)	(15,309)	5,158	(34%)
Interest expense	(5,735)	(5,923)	188	(3%)
Other income	599	1,159	(560)	(48%)
Loss before income taxes	(15,287)	(20,073)	4,786	(24%)
Income tax expense	(251)	(14)	(237)	1,693%
Net loss	$(15,538)	$(20,087)	$4,549	(23%)
Revenues
Revenues increased by $10.1 million, or 184%, to $15.6 million for the three months ended March 31, 2025, from $5.5 million for the three months ended March 31, 2024.

Revenues by service offering for the three months ended March 31, 2025 and 2024 were as follows:

$s in thousands	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Period Over Period Change ($)	Period Over Period Change (%)
MRO	$7,890	$428	$7,462	1,743%
Fire suppression	5,783	3,881	1,902	49%
Aerial surveillance	1,711	583	1,128	193%
Other services	262	615	(353)	(57)%
Total revenues	$15,646	$5,507	$10,139	184%
Maintenance repair was $7.9 million for the three months ended March 31, 2025, compared to $0.4 million for the three months ended March 31, 2024. The increase in the amount is primarily due to the revenues from maintenance and repair work performed by FMS, which was acquired in June 2024, and the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Fire suppression revenue increased by $1.9 million, or 49%, to $5.8 million for the three months ended March 31, 2025, from $3.9 million for the three months ended March 31, 2024. The increase was primarily driven by increased flight hours for our Super Scoopers due to an earlier start to the 2025 wildfire season for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Aerial surveillance increased by $1.1 million, or 193%, to $1.7 million for the three months ended March 31, 2025, from $0.6 million for the three months ended March 31, 2024. The increase was primarily driven by increased flight hours for our Pilatus aircraft for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Other services revenue decreased by $0.4 million, or 57%, to $0.3 million for the three months ended March 31, 2025, from $0.6 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in third-party training and flight operations services utilizing our aircraft for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Revenues by geographic area for the three months ended March 31, 2025 and 2024 were as follows:

$s in thousands	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Period Over Period Change ($)	Period Over Period Change (%)
United States	$9,737	$4,479	$5,258	117%
Spain	5,909	1,028	4,881	475%
Total revenues	$15,646	$5,507	$10,139	184%
United States revenue increased by $5.3 million, or 117%, to $9.7 million for the three months ended March 31, 2025, from $4.5 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was primarily driven by increased flight hours due to an earlier start to the 2025 wildfire season and maintenance and repair work performed by FMS, which was acquired in June 2024.
Spain revenue increased by $4.9 million, or 475% to $5.9 million for the three months ended March 31, 2025, from $1.0 million for the three months ended March 31, 2024. The increase is due to the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Cost of Revenues
Total cost of revenues increased by $8.0 million, or 87%, to $17.2 million for the three months ended March 31, 2025, from $9.2 million for the three months ended March 31, 2024.

Flight Operations
Flight operations expenses increased by $1.2 million, or 25%, to $6.3 million for the three months ended March 31, 2025, from $5.0 million for the three months ended March 31, 2024. The increase was primarily attributable to an increase in salaries and wages expense of $0.8 million, an increase of contractor labor expenses of $0.2 million, an increase in depreciation expense of $0.1 million, and an increase in aircraft lease expense of $0.1 million, in each case for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Maintenance
Maintenance expenses increased by $6.8 million, or 161%, to $11.0 million for the three months ended March 31, 2025, from $4.2 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in aircraft maintenance and modification expense of $5.4 million, an increase in salaries and wages expense of $1.1 million and an increase in depreciation expense of $0.3 million, in each case for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $3.0 million, or 26%, to $8.6 million for the three months ended March 31, 2025, from $11.6 million for the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in stock-based compensation of $3.7 million associated with restricted stock units (“RSUs”) issued to senior management and employees of Bridger, partially offset by an increase in the market value of the Public Warrants and Private Placement Warrants (collectively, the “Warrants”) of $0.6 million and an increase in amortization expense of $0.2 million.
Interest Expense
Interest expense decreased by $0.2 million, or 3%, to $5.7 million for the three months ended March 31, 2025, from $5.9 million for the three months ended March 31, 2024. The decrease was driven by lower interest rates for the Live Oak Bank Loans. Refer to “Note 15 – Long-Term Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Other Income
Other income decreased by $0.6 million, or 48%, to $0.6 million for the three months ended March 31, 2025, from $1.2 million for the three months ended March 31, 2024. The decrease was primarily driven by a fair value adjustment of embedded derivative of Series A Preferred Stock of $0.9 million for three months ended March 31, 2024. The decrease was partially offset by currency gain of $0.2 million and dividend income on cash equivalents of $0.1 million, in each case for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Income Tax Expense
Income tax expense increased by $0.2 million to $0.3 million for the three months ended March 31, 2025, from $14,000 for the three months ended March 31, 2024. The increase was driven by franchise tax expense for the three months ended March 31, 2025.
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
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted EBITDA certain costs that are required to be expensed in accordance with GAAP, including non-cash stock-based compensation, business development and integration expenses, offering costs, non-cash adjustments to the fair value of earnout consideration, and non-cash adjustments to the fair value of Warrants issued in connection with the Reverse Recapitalization. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The reconciliation of Net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024 is as follows:

$s in thousands	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Period Over Period Change ($)	Period Over Period Change (%)
Net loss	$(15,538)	$(20,087)	$4,549	(23%)
Income tax expense	251	14	237	1,693%
Depreciation and amortization	1,980	1,290	690	53%
Interest expense	5,735	5,923	(188)	(3%)
EBITDA	(7,572)	(12,860)	5,288	(41%)
Stock-based compensation[1]	1,991	5,871	(3,880)	(66)%
Business development & integration expenses[2]	232	312	(80)	(26)%
Change in fair value of earnout consideration[3]	(152)	15	(167)	(1,113%)
Change in fair value of Warrants[4]	266	(266)	532	(200%)
Offering costs[5]	158	—	158	n/a
Adjusted EBITDA	$(5,077)	$(6,928)	$1,851	(27%)
Net loss margin[6]	(99%)	(365%)
Adjusted EBITDA margin[6]	(32%)	(126%)
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
6Net loss margin calculated as Net loss divided by Total revenue and Adjusted EBITDA margin calculated as Adjusted EBITDA divided by Total revenue.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents of $22.3 million which were held for working capital purposes and restricted cash of $9.2 million. Restricted cash consists primarily of cash reserved for debt servicing on the Series 2022 Bonds. From time to time, the Company invests its excess cash in highly rated available-for-sale securities, with the primary objective of minimizing the potential risk of principal loss.
We may receive up to $306.5 million from the exercise of the 9,400,000 private placement warrants and 17,249,874 public warrants of the Company outstanding, assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of Common Stock issuable upon such exercise. On March 31, 2025, the closing price of our Common Stock was $1.13 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and holders of our Warrants are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any cash proceeds from the exercise of our Warrants to fund our operations. Accordingly, we have not relied on the receipt of proceeds from the exercise of our Warrants in assessing our capital requirements and sources of liquidity.
We may in the future seek to raise additional funds through various potential sources, such as equity and debt financing for general corporate purposes or for specific purposes, including in order to pursue growth initiatives. Based on our unrestricted cash and cash equivalents balance as of March 31, 2025, and our projected cash use, we would anticipate the need to raise additional funds through equity or debt financing (or the issuance of stock as acquisition consideration) to pursue any significant acquisition opportunity, at the time of such acquisition opportunity. Our ability to generate proceeds from equity financings will significantly depend on the market price of our Common Stock.
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
The Company is in compliance with the DSCR covenant as of March 31, 2025 and management anticipates the Company will remain in compliance with the DSCR covenant at future quarterly measurement periods in the next 12 months. The Company is in compliance with the $8.0 million minimum liquidity requirement as of March 31, 2025.
The Series 2022 Bonds agreements provide that, with regard to covenant violations, other than non-payment of principal or interest, no event of default shall be deemed to have occurred so long as a reasonable course of action to remedy a violation commences within 30 days of non-compliance and management diligently prosecutes the remediation plan to completion.
Live Oak Bank Loans
Our loans with Live Oak Bank are subject to financial covenants requiring the Company to maintain a debt service coverage ratio, generally calculated as the ratio of the net cash flow (as defined in the applicable note agreements) to the amount of interest and servicing fees required to be paid over the succeeding 12 months on the principal amount of the note, as applicable, that will be outstanding on the payment date following such date of determination, that exceeds 1.25x at the aircraft or entity level and for the Company’s debt to worth ratio to not exceed 5.00x at the aircraft or entity level. The Company is in compliance with such financial covenants as of March 31, 2025.
Citywide Banks Loans
Through certain of our subsidiaries, we entered into two credit facilities with Citywide Banks (formerly known as Rocky Mountain Bank) to finance in part (i) the construction of airplane hangars on September 30, 2019 and (ii) the purchase of four Quest Kodiak aircraft on February 3, 2020. In connection with such credit facilities, we also entered into various term loan and other long-term debt agreements which contain certain financial covenants, including, that we maintain (i) a debt service coverage ratio that exceeds 1.25x (generally calculated as the ratio of the net operating income over the debt service payments made or as the ratio of adjusted EBITDA over the aggregate amount of interest and principal payments, in each case, as determined in the applicable agreement) and (ii) certain senior leverage ratios that do not exceed 6.00x through the third quarter of 2025, or 5.00x thereafter (generally calculated as the ratio of the senior funded debt over EBITDA, as determined in the applicable agreement). The Company is in compliance with such financial covenants as of March 31, 2025.

Mezzanine and Permanent Equity
Preferred Shares
The Company’s shares of Series A Preferred Stock are convertible at the election of the holders into shares of Common Stock, without the payment of additional consideration by the holders into such number of shares of Common Stock as determined by dividing the original issue price, plus accrued interest by a conversion price equal to $11.00 per share at the time of conversion. The Series A Preferred Stock will continue to accrue interest daily at 7% per annum for the first six years, 9% per annum for the seventh year, and 11% per annum thereafter. Accrued interest for the Series A Preferred Stock was $6.6 million as of March 31, 2025.
As of March 31, 2025, it was probable that the Series A Preferred Stock may become redeemable at the holder’s option on or after March 29, 2027. We have elected to recognize changes in redemption value immediately, adjusting the preferred shares to the maximum redemption value at each reporting date. As of March 31, 2025, Series A Preferred Stock had a carrying value and redemption value of $386.7 million.
Historical Cash Flows
Our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2025 and 2024 were as follows:

$s in thousands	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash used in operating activities	$(17,656)	$(22,762)
Net cash (used in) provided by investing activities	(2,643)	2,786
Net cash used in financing activities	(1,159)	(896)
Effects of exchange rate changes	(32)	—
Net change in cash and cash equivalents	$(21,490)	$(20,872)
Operating Activities
Net cash used in operating activities was $17.7 million for the three months ended March 31, 2025, compared to Net cash used in operating activities of $22.8 million for the three months ended March 31, 2024. Net cash used in operating activities reflects Net loss of $15.5 million for the three months ended March 31, 2025 compared to Net loss of $20.1 million for the three months ended March 31, 2024. Net cash used in operating activities for the three months ended March 31, 2025 reflects add-backs to Net loss for non-cash charges totaling $4.2 million, primarily attributable to depreciation and amortization expense of $2.0 million and stock-based compensation expense of $2.0 million, net of changes in working capital. Net cash used in operating activities for the three months ended March 31, 2024 reflects add-backs to Net loss for non-cash charges totaling $6.5 million, primarily attributable to stock-based compensation expense of $5.9 million and partially attributable to depreciation and amortization expense of $1.3 million, net of changes in working capital.
Investing Activities
Net cash used in investing activities was $2.6 million for the three months ended March 31, 2025, compared to Net cash provided by investing activities of $2.8 million for the three months ended March 31, 2024. Net cash used in investing activities for the three months ended March 31, 2025 reflects purchases of property, plant and equipment of $3.3 million, expenditures for capitalized software of $0.3 million and partially offset by sales of property, plant and equipment of $0.9 million. Net cash provided by investing activities for the three months ended March 31, 2024 reflects proceeds from sales and maturities of marketable securities of $1.1 million partially offset by purchases of property, plant and equipment of $1.0 million.
Financing Activities
Net cash used in financing activities was $1.2 million for the three months ended March 31, 2025, compared to Net cash used in financing activities of $0.9 million for the three months ended March 31, 2024. Net cash used in financing activities for the three months ended March 31, 2025 primarily reflects repayments on debt of $0.8 million and restricted stock units settled in cash of $0.3 million. Net cash used in financing activities for the three months ended March 31, 2024 primarily reflects repayments of debt of $0.7 million.

Contractual Obligations
On March 18, 2025, the Company entered into a sales agreement (“2025 ATM Agreement”) under which we may offer and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $100.0 million in negotiated transactions that are deemed to be an “at the market offering.” As of May 5, 2025, $100.0 million remains available for potential future sales under the 2025 ATM Agreement, which may be utilized for future financings under our effective shelf registration statement. Refer to “Note 18 – Stockholders’ Deficit” of the Notes to Consolidated Financial Statements included in this Quarterly Report for additional information.
Our principal contractual commitments consist of obligations for outstanding leases and debt. The following table summarizes our contractual obligations as of March 31, 2025:

	Payments Due by Period
$s in thousands	Total	Current	Noncurrent
Lease obligations	$9,746	$2,282	$7,464
Debt obligations	207,574	3,224	204,350
Total	$217,320	$5,506	$211,814
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
As of March 31, 2025 and December 31, 2024, we did not have any other relationships with special purpose or variable interest entities which have been established for the purpose of facilitating off-balance sheet arrangement, which have not been consolidated in the consolidated financial statements of the Company. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.

Other Liquidity Matters
We believe that our cash on hand and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months. As discussed below and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate (such as due to the seasonality of our business), or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience a significant negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial covenants, which, if not waived, could limit our liquidity and capital resources.
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

For Aerial firefighting contracts, the Company primarily performs the following activities as part of a stand-ready obligation: (i) providing our aircraft, pilot, and field maintenance personnel necessary to operate the aircraft and (ii) performing the services required on the contract, whether it be fire suppression or aerial surveillance services. The integrated firefighting services that we perform under each contract represent a single performance obligation satisfied over time, as a series of distinct time increments. The amounts billed to the customer are determined based on varying rates applicable to the specific activities performed on a daily basis. Such consideration is allocated to the distinct daily increment it relates to within the contract and therefore, recognized as we perform the daily firefighting services on the contract. We utilize the output method to recognize revenue over time as this depicts the Company’s performance toward complete satisfaction of the performance obligation
Maintenance repair revenue consists of maintenance repair and return-to-service work performed on customer aircraft. For maintenance repair contracts, we manufacture products to customer specifications and the product cannot be easily modified to satisfy another customer’s order or we perform return-to-service work on customer aircraft. As such, these products are deemed to have no alternative use once the manufacturing process begins. In the event the customer invokes a termination for convenience clause, we would be entitled to costs incurred to date plus a reasonable profit. Contract costs typically include labor, materials, overhead, and when applicable, subcontractor costs. For most of our products, we are building assets with no alternative use and have enforceable right to payment, and thus, we recognize revenue using the over-time method. For return-to-service contracts, the customer maintains control of the asset as we perform the services.
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
The Omnibus Plan expires on January 23, 2033 and authorizes 17,078,863 shares of Common Stock for grant during the life of the Omnibus Plan. As of March 31, 2025, 9,289,249 shares of Common Stock remain available under the Omnibus Plan.
As of March 31, 2025, the Company has granted participants RSUs under the Omnibus Plan. The fair value of RSUs is determined based on the quoted market price of the Common Stock on the date of grant. Compensation cost for the RSUs is recognized over the requisite service period based on a graded-vesting method. The Company accounts for forfeitures as they occur. Stock-based compensation is included in both Cost of revenues and Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. Upon vesting of each RSU, the Company will issue one share of Common Stock to the RSU holder.
Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets
Goodwill
Goodwill represents the excess of purchase price over fair value of the net assets acquired in an acquisition. The Company assesses goodwill for impairment as of October 1 annually or more frequently upon an indicator of impairment.
When we elect to perform a qualitative assessment and conclude it is more likely that the fair value of the reporting unit is greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary. Otherwise, a quantitative assessment is performed, and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or the business climate that could affect the value of an asset or an adverse reaction. As of the October 1, 2024 annual goodwill impairment test, the Company’s qualitative analysis indicated the fair value of the Company’s reporting units exceeded carrying value. No goodwill impairment charges were recorded for the three months ended March 31, 2025 or 2024.
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
Cost Method Investments
We hold equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment, totaling $5.0 million as of March 31, 2025 and December 31, 2024.
Variable Interest Entities
We follow ASC 810-10-15 guidance with respect to accounting for VIEs. These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances. For the three months ended March 31, 2025 and 2024, Northern Fire Management Services, LLC, a VIE of which the Company was identified as the primary beneficiary, is consolidated into our financial statements. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
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

We will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by our emerging growth company status may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2025 and the year ended December 31, 2024.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report are not historical facts but are forward-looking statements, including for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “project,” “forecast,” “predict,” “poised,” “positioned,” “potential,” “seem,” “seek,” “future,” “outlook,” “target,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, (1) the anticipated expansion of Bridger’s operations and increased deployment of Bridger’s aircraft fleet, the anticipated benefits therefrom and the ultimate structure of such acquisitions and/or right to use arrangements; (2) Bridger’s business and growth plans and future financial performance; (3) current and future demand for aerial firefighting services, including the duration or severity of any domestic or international wildfire seasons; (4) the magnitude, timing and benefits from any cost reduction actions; (5) Bridger’s exploration of, need for, or completion of any future financings; (6) Bridger’s potential sources of liquidity and capital resources; (7) Bridger’s remediation plan for its material weaknesses in Bridger’s internal control over financial reporting; and (8) anticipated investments in additional aircraft, capital resources and research and development and the effect of these investments. These statements are based on various assumptions and estimates, whether or not identified in this Quarterly Report, and on the current expectations of Bridger’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of Bridger. These forward-looking statements are subject to a number of risks and uncertainties, including: the duration or severity of any domestic or international wildfire seasons; changes in domestic and foreign business, market, financial, political and legal conditions; Bridger’s failure to realize the anticipated benefits of any acquisitions; Bridger’s successful integration of any aircraft (including achievement of synergies and cost reductions); Bridger’s ability to successfully and timely develop, sell and expand its services, and otherwise implement its growth strategy; risks relating to Bridger’s operations and business, including information technology and cybersecurity risks, loss of requisite licenses, flight safety risks, loss of key customers and deterioration in relationships between Bridger and its employees; risks related to increased competition; risks relating to potential disruption of current plans, operations and infrastructure of Bridger, including as a result of the consummation of any acquisition; risks that Bridger is unable to secure or protect its intellectual property; risks that Bridger experiences difficulties managing its growth and expanding operations; Bridger's ability to compete with existing or new companies that could cause downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share; the ability to successfully select, execute or integrate future acquisitions into Bridger's business, which could result in material adverse effects to operations and financial conditions; and those factors discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in Bridger’s Annual Report filed with the U.S. Securities and Exchange Commission on March 14, 2025 and in this Quarterly Report. If any of these risks materialize or Bridger management's assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. The risks and uncertainties above are not exhaustive, and there may be additional risks that Bridger presently does not know or that Bridger currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect Bridger’s expectations, plans or forecasts of future events and views as of the date of this Quarterly Report. Bridger anticipates that subsequent events and developments will cause Bridger’s assessments to change. However, while Bridger may elect to update these forward-looking statements at some point in the future, Bridger specifically disclaims any obligation to do so. These forward-looking statements should not be relied upon as representing Bridger’s assessments as of any date subsequent to the date of this Quarterly Report. Accordingly, undue reliance should not be placed upon the forward-looking statements contained in this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2025, with regard to the material weaknesses described below.
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
Material Weaknesses: We have identified two material weaknesses in our internal control over financial reporting, which we are in the process of, and are focused on, remediating. The material weaknesses are related to the accounting for complex transactions within our financial statement closing and reporting process, and maintaining and monitoring user access to certain IT systems contributing to our financial reporting. While we remediated substantial parts of these pre-existing material weaknesses throughout 2024, we concluded that we may be exposed to the risk of material misstatement in our financial reports by a deficiency in our precision of the review of the inputs provided by external technical accounting experts, as well as the assignment and monitoring of user access in some of our IT applications.
Remediation Plan: We have already begun the process of, and are focused on, increasing the effectiveness of our internal control over financial reporting and remediating the material weakness, including:
•improving the workflow for complex accounting transactions to include multiple levels of review and increase the time available to thoroughly evaluate the application of GAAP and improve the precision of review of assumptions made within third party accounting experts’ work product,
•     hiring a Director of Technical Accounting and Reporting in December 2024 to augment and improve our review of third-party accounting advice,
•restricting privileged access in our general ledger and account reconciliation applications to ensure the strict enforcement of workflows and
•     designing controls to closely monitor the way in which remaining privileged access to financially relevant IT applications is exercised by those who hold it.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is involved in legal proceedings and litigation in the ordinary course of business. Other than routine litigation incidental to the Company’s business, there are no material pending legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.
ITEM 1A. RISK FACTORS.
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2024 for a discussion of our risk factors. There have been no material changes during the three months ended March 31, 2025 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2024.
We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risk may materially and adversely affect our business, financial condition, cash flows and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

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

10.1
Sales Agreement, dated as of March 18, 2025, by and among Bridger Aerospace Group Holdings, Inc., Stifel, Nicolaus & Company, Incorporated and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2025).

10.2*
Amendment to Amended and Restated Services Agreement, dated April 15, 2025, by and among Bridger Aerospace Group Holdings, Inc., Albacete Aero, S.L.U., Bridger Aerospace Europe, S.L.U. and MAB Funding Designated Activity Company.

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

Date: May 9, 2025

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

	By:	/s/ Sam Davis
	Name:	Sam Davis
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Gerratt
	Name:	Eric Gerratt
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)