Form 10-Q
period 2025-09-30
Bridger Aerospace Group Holdings, Inc.
filed 2025-11-07
CIK 1941536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, there were 55,543,104 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	As of September 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$55,118	$39,336
Restricted cash	9,257	13,747
Accounts receivable	17,730	5,945
Aircraft support parts	1,043	857
Prepaid expenses and other current assets	5,045	3,924
Total current assets	88,193	63,809
Property, plant, and equipment, net	179,701	183,769
Intangible assets, net	6,000	6,076
Goodwill	20,888	20,749
Other noncurrent assets[1]	16,204	16,406
Total assets	$310,986	$290,809
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable[2]	$6,473	$5,330
Accrued expenses and other current liabilities	11,049	14,057
Operating right-of-use current liabilities[3]	2,274	1,835
Current portion of long-term debt, net of debt issuance costs	2,553	2,170
Total current liabilities	22,349	23,392
Long-term accrued expenses and other noncurrent liabilities	4,094	5,388
Operating right-of-use noncurrent liabilities[4]	6,225	6,083
Long-term debt, net of debt issuance costs	200,396	202,469
Total liabilities	233,064	237,332
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY
Series A Preferred Stock, $0.0001 par value; 315,789.473684 shares authorized, issued and outstanding at September 30, 2025 and December 31, 2024	400,315	380,179
STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 55,543,104 shares issued and outstanding at September 30, 2025; 54,209,388 shares issued and outstanding at December 31, 2024	6	6
Additional paid-in capital	86,988	101,495
Accumulated deficit	(409,950)	(429,239)
Accumulated other comprehensive income	563	1,036
Total stockholders’ deficit	(322,393)	(326,702)
Total liabilities, mezzanine equity and stockholders’ deficit	$310,986	$290,809
1Includes related party operating lease right-of-use assets of zero and $5.1 million as of September 30, 2025 and December 31, 2024, respectively.
2Includes related party accounts payable of zero and $0.1 million as of September 30, 2025 and December 31, 2024, respectively.

3Includes related party operating lease right-of-use current liabilities of zero and $1.3 million as of September 30, 2025 and December 31, 2024, respectively.
4Includes related party operating lease right-of-use noncurrent liabilities of zero and $3.8 million as of September 30, 2025 and December 31, 2024, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues[1]	$67,886	$64,507	$114,283	$83,028
Cost of revenues:
Flight operations	12,118	15,122	26,226	25,237
Maintenance	9,015	7,879	30,814	16,837
Total cost of revenues	21,133	23,001	57,040	42,074
Gross income	46,753	41,506	57,243	40,954
Selling, general and administrative expense[2]	7,723	8,641	22,837	28,153
Operating income	39,030	32,865	34,406	12,801
Interest expense[3]	(5,802)	(5,989)	(17,274)	(17,766)
Other income	451	470	1,750	1,773
Income (loss) before income taxes	33,679	27,346	18,882	(3,192)
Income tax benefit	840	—	407	470
Net income (loss)	$34,519	$27,346	$19,289	$(2,722)
Series A Preferred Stock - adjustment to maximum redemptions value	(6,939)	(6,476)	(20,136)	(18,861)
Earnings (loss) attributable to Common stockholders - basic	$27,580	$20,870	$(847)	$(21,583)
Dilutive adjustments to Earnings (loss) attributable to Common stockholders - basic	6,939	6,476	—	—
Earnings (loss) attributable to Common stockholders - diluted	$34,519	$27,346	$(847)	$(21,583)
Earnings (loss) per share - basic	$0.50	$0.39	$(0.02)	$(0.43)
Earnings (loss) per share - diluted	$0.37	$0.31	$(0.02)	$(0.43)
Weighted average Common Stock outstanding - basic	54,637,414	52,934,951	54,113,214	49,633,387
Weighted average Common Stock outstanding - diluted	92,112,791	87,955,641	54,113,214	49,633,387
1Includes related party revenues of zero for the three and nine months ended September 30, 2025, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.
2Includes related party cost of revenues of zero and $1.3 million for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $2.0 million for the three and nine months ended September 30, 2024, respectively.
3Includes related party interest expense of zero for the three and nine months ended September 30, 2025, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$34,519	$27,346	$19,289	$(2,722)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	(95)	—
Unrealized loss on derivative instruments	(67)	(361)	(378)	(267)
Reclassification of realized gain on investments in marketable securities to earnings	—	—	—	30
Total other comprehensive loss, net of tax	(67)	(361)	(473)	(237)
Comprehensive income (loss)	$34,452	$26,985	$18,816	$(2,959)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2025
(Unaudited)
(In thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Share	Value	Share	Value
Balance at December 31, 2024	315,789	$380,179	54,209,388	$6	$101,495	$(429,239)	$1,036	$(326,702)
Net loss	—	—	—	—	—	(15,538)	—	(15,538)
Foreign currency translation adjustment	—	—	—	—	—	—	(32)	(32)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(184)	(184)
Series A Preferred Stock adjustment to maximum redemptions value	—	6,561	—	—	(6,561)	—	—	(6,561)
Repurchased shares for tax withholding	—	—	(226,860)	—	(342)	—	—	(342)
Stock-based compensation	—	—	760,118	—	1,991	—	—	1,991
Balance at March 31, 2025	315,789	$386,740	54,742,646	$6	$96,583	$(444,777)	$820	$(347,368)
Net income	—	—	—	—	—	308	—	308
Foreign currency translation adjustment	—	—	—	—	—	—	(63)	(63)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(127)	(127)
Series A Preferred Stock adjustment to maximum redemptions value	—	6,636	—	—	(6,636)	—	—	(6,636)
Common Stock issued related to Ignis Acquisition	—	—	617,189	—	1,191	—	—	1,191
Repurchased shares for tax withholding	—	—	(16,909)	—	(32)	—	—	(32)
Stock-based compensation	—	—	148,550	—	1,737	—	—	1,737
Balance at June 30, 2025	315,789	$393,376	55,491,476	$6	$92,843	$(444,469)	$630	$(350,990)
Net income	—	—	—	—	—	34,519	—	34,519
Unrealized loss on derivative instruments	—	—	—	—	—	—	(67)	(67)
Series A Preferred Stock adjustment to maximum redemptions value	—	6,939	—	—	(6,939)	—	—	(6,939)
Repurchased shares for tax withholding	—	—	(10,477)	—	(17)	—	—	(17)
Stock-based compensation	—	—	62,105	—	1,101	—	—	1,101
Balance at September 30, 2025	315,789	$400,315	55,543,104	$6	$86,988	$(409,950)	$563	$(322,393)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2024
(Unaudited)
(In thousands, except share amounts)

	Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Share	Value	Share		Value
Balance at December 31, 2023	315,789	$354,840	47,200,504		$5	$84,771	$(413,672)	$987	$(327,909)
Net loss	—	—	—		—	—	(20,087)	—	(20,087)
Unrealized gain on derivative instruments	—	—	—		—	—	—	116	116
Reclassification of realized loss on investments in marketable securities to earnings	—	—	—		—	—	—	30	30
Series A Preferred Stock adjustment to maximum redemptions value	—	6,189	—		—	(6,189)	—	—	(6,189)
Sales of Common Stock through the at-the-market offering	—	—	33,798		—	168	—	—	168
Costs related to the at-the-market offering	—	—	—		—	(670)	—	—	(670)
Stock-based compensation	—	—	31,863		—	5,873	—	—	5,873
Balance at March 31, 2024	315,789	$361,029	47,266,165		$5	$83,953	$(433,759)	$1,133	$(348,668)
Net loss	—	—	—		—	—	(9,981)	—	(9,981)
Unrealized loss on derivative instruments	—	—	—		—	—	—	(22)	(22)
Series A Preferred Stock adjustment to maximum redemptions value	—	6,196	—		—	(6,196)	—	—	(6,196)
Sales of Common Stock through the registered direct offering	—	—	2,183,366		—	9,169	—	—	9,169
Costs related to offerings	—	—	—		—	(336)	—	—	(336)
Common Stock issued related to Ignis Acquisition	—	—	1,079,913		—	5,000	—	—	5,000
Common Stock issued related to FMS Acquisition	—	—	3,728,945		1	19,022	—	—	19,023
Repurchased shares for tax withholding	—	—	(114,196)		—	(466)	—	—	(466)
Cancellation of vested restricted stock units	—	—	(2,032,545)		—	—	—	—	—
Stock-based compensation	—	—	1,676,729		—	4,477	—	—	4,477
Balance at June 30, 2024	315,789	$367,225	53,788,377		$6	$114,623	$(443,740)	$1,111	$(328,000)
Net income	—	—	—		—	—	27,346	—	27,346
Unrealized loss on derivative instruments	—	—	—		—	—	—	(361)	(361)
Series A Preferred Stock adjustment to maximum redemptions value	—	6,476	—		—	(6,476)	—	—	(6,476)
Bonuses paid in Class A Common Stock	—	—	(127,800)		—	(228)	—		(228)
Stock-based compensation	—	—	332,262		—	3,369	—		3,369
Balance at September 30, 2024	315,789	$373,701	53,992,839	BS	$6	$111,288	$(416,394)	$750	$(304,350)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$19,289	$(2,722)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquisition:
(Gain) loss on disposal of fixed assets	(119)	251
Depreciation and amortization	14,196	14,759
Stock-based compensation expense	4,829	13,719
Deferred tax benefit	—	(490)
Change in fair value of the Warrants	1,066	(3,997)
Amortization of debt issuance costs	752	692
Change in fair value of embedded derivative	—	(885)
Change in fair value of earnout consideration	(2,781)	479
Realized gain on investments in marketable securities	—	(16)
Changes in operating assets and liabilities
Accounts receivable	(11,785)	(23,453)
Aircraft support parts	(186)	(46)
Prepaid expense and other current and noncurrent assets	2,848	1,303
Accounts payable, accrued expenses and other liabilities[1]	(3,348)	(2,428)
Net cash provided by (used in) operating activities	24,761	(2,834)
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	—	1,055
Purchases and improvements of property, plant and equipment	(10,570)	(3,099)
Expenditures for capitalized software	(923)	(973)
Cash acquired through acquisition	—	2,592
Proceeds from sales of property, plant and equipment	976	505
Collection of note receivable	—	3,000
Net cash (used in) provided by investing activities	(10,517)	3,080
Cash Flows from Financing Activities:
Repayments on debt	(2,442)	(2,210)
Payment of issuance costs for Common Stock in offerings	—	(1,006)
Proceeds from issuance of Common Stock in the registered direct offering	—	9,169
Proceeds from issuance of Common Stock in the at-the-market offering	—	168
Payment of finance lease liability	(24)	(20)
Cash paid for taxes related to net share settlement of equity awards	(391)	(694)
Net cash (used in) provided by financing activities	(2,857)	5,407
Effects of exchange rate changes	(95)	—
Net change in cash, cash equivalents and restricted cash	11,292	5,653
Cash, cash equivalents and restricted cash – beginning of the period	53,083	36,937
Cash, cash equivalents and restricted cash – end of the period	$64,375	$42,590
Less: Restricted cash – end of the period	9,257	9,262
Cash and cash equivalents – end of the period	$55,118	$33,328
1Includes related party accounts payable of zero and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.
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
As of September 30, 2025, the Company owns thirteen aircraft, including six Viking CL-415EAFs (“Super Scoopers”), four Daher Kodiak 100s (“Daher Kodiaks”), one Twin Commander surveillance platform, one Pilatus PC-12 (“Pilatus”), and one Beechcraft King Air 350 (“King Air”).
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
The information as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 is unaudited. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, except as otherwise disclosed, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. Management also has evaluated the impact of events occurring after September 30, 2025 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.
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
Recent Activity
On May 23, 2025, the Company entered into a Purchase and Sale Agreement with an unrelated third party for the sale and leaseback of its hangar and office facilities at the Bozeman Yellowstone International Airport in Belgrade, Montana. On October 28, 2025, the Company completed the transaction for a total sales price of approximately $49.3 million, subject to related transaction cost adjustments. Refer to “Note 23 – Subsequent Events” included in this Quarterly Report on Form 10-Q for additional details.
During the three months ended September 30, 2025, the Company completed the purchase of a King Air aircraft for approximately $3.4 million. This aircraft will support the Company’s service offerings within aerial surveillance. The aircraft is included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets.

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
Immaterial Restatement of Prior Period Financial Statements
Subsequent to the issuance of the Company’s financial statements for the nine months ended September 30, 2024, the Company’s management identified an error in the classification of cash collected for a note receivable that had previously been included in operating activities but should have been included in investing activities within the Condensed Consolidated Statements of Cash Flows. As a result, the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 has been restated from amounts previously reported. Management determined that the error was not material to previously issued financial statements.
The following table presents the effects of the correction on all affected line items of the Company’s previously reported Condensed Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q:

	For the nine months ended September 30, 2024
$s in thousands	As Previously Reported	Impact of Restatement	As Restated
Statements of Cash Flows:
Cash Flows from Operating Activities:
Accounts receivable	$(20,453)	$(3,000)	$(23,453)
Net cash provided by (used in) operating activities	166	(3,000)	(2,834)

Cash Flows from Investing Activities:
Collection of note receivable	$—	$3,000	$3,000
Net cash provided by investing activities	80	3,000	3,080
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
Northern Fire Management Services, LLC (“NFMS, LLC”): The Company assisted in designing and organizing NFMS, LLC with a business purpose of employing Canadian aviation professionals to provide services to the Company. A master services agreement exists between NFMS, LLC, the Company, and Bridger Air Tanker, LLC, a wholly-owned subsidiary of the Company, to transfer all annual expenses incurred to the Company in exchange for the Canadian employees to support the Company’s water scooper aircraft. NFMS, LLC is 50% owned by a Canadian citizen, and 50% owned by Bridger Aerospace Group, LLC. NFMS, LLC was determined to be a VIE primarily due to the entity’s lack of sufficient equity investment at risk and the Company was determined to be the primary beneficiary of the VIE primarily attributable to the Company’s responsibility for all decisions related to NFMS, LLC’s expenditures. Accordingly, NFMS, LLC has been consolidated by the Company for the three and nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024, and all intercompany expenses associated with NFMS, LLC and its service agreement have been eliminated in consolidation. As of September 30, 2025 and December 31, 2024, NFMS, LLC’s assets and liabilities were immaterial to the Company’s Condensed Consolidated Financial Statements.

Bridger Aerospace Europe, S.L.U. (“BAE”) and MAB Funding, LLC (“MAB”): On November 17, 2023, we entered into a series of agreements designed to facilitate the purchase and return to service of four Canadair CL-215T Amphibious Aircraft (the “Spanish Scoopers”) originally awarded to our wholly-owned subsidiary, BAE, in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell the entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB. We also entered into a services agreement with MAB whereby we will manage the return to service upgrades of the Spanish Scoopers through our wholly-owned Spanish subsidiary, Albacete Aero, S.L., while they are owned and funded by MAB. The service agreement also provides that we have the right, but not the obligation, to acquire each Spanish Scooper as it is ready to be contracted and returned to service. The Company assessed both MAB and BAE for variable interest entity accounting under ASC 810-10-15 and determined that MAB is a voting interest entity and BAE is a variable interest entity. However, neither entity is consolidated in the Condensed Consolidated Financial Statements as the Company does not have a controlling financial interest in MAB and the Company is not the primary beneficiary of BAE. Accordingly, neither of these entities have been consolidated in the Condensed Consolidated Financial Statements of the Company for the three and nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024. Refer to “Note 16 – Commitments and Contingencies” included in this Quarterly Report on Form 10-Q for additional details.
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
Accounts Receivable
Accounts receivable consist of amounts due from our customers. The Company maintains an allowance for doubtful accounts equal to the estimated losses expected to be incurred based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. For the three and nine months ended September 30, 2025 and 2024, the Company did not record any bad debt expense as accounts receivables have historically been collected in accordance with the policy and there is no history of write-offs.
Deferred Offering Costs
Deferred offering costs primarily consist of capitalized legal, accounting and other third-party costs incurred that are related to the Reverse Recapitalization and subsequent securities offerings. As of September 30, 2025 and December 31, 2024, the Company recorded $19.6 million to Stockholders’ deficit in the Condensed Consolidated Balance Sheets.
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
Contract estimates
Actual revenues and project costs may vary from previous estimates due to changes in a variety of factors. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the availability of materials, and the effect of any delays on our project performance. We periodically review our job performance, job conditions, estimated profitability and final contract settlements, including our estimate of total costs and make revisions to costs and income in the period in which the revisions are probable and reasonably estimable. We bear the risk of cost overruns in most of our contracts, which may result in reduced profits. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. Contracts can be modified to account for changes in contract specifications and requirements. Contract modifications are considered to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the Company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Total cumulative catch-up adjustments were not material for the three and nine months ended September 30, 2025.
Other revenues
Other revenues primarily consists of training services and lease revenue when we lease our owned aircraft to third parties, typically on an hourly or daily basis. We had training services and lease revenue of $8,000 and $3.6 million for the three and nine months ended September 30, 2025, respectively, and $2.4 million and $3.2 million for the three and nine months ended September 30, 2024, respectively.

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
Net contract (liabilities) assets are as follows:

$s in thousands	As of September 30, 2025	As of December 31, 2024	Net Change
Contract assets	$962	$1,746	$(784)
Contract liabilities	3,560	858	2,702
Net contract (liabilities) assets	$(2,598)	$888	$(3,486)
Changes in the balances of the Company’s contract assets and liabilities primarily result from timing differences between revenue recognition and customer billings and/or payments. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the nine months ended September 30, 2025 and 2024.
For the nine months ended September 30, 2025, the Company recognized revenues of $0.9 million that was previously included in the contract liabilities that existed at December 31, 2024.
Remaining performance obligations
The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. As of September 30, 2025, the Company has remaining unsatisfied performance obligations of $15.8 million, of which 71% is expected to be recognized as revenue in the next twelve months and 29% thereafter.
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

Revenue Disaggregation
The following table presents the disaggregation of revenue by service:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
$s in thousands	2025	2024	2025	2024
Fire suppression	$52,594	$50,223	$76,452	$61,570
Aerial surveillance	10,769	7,531	16,503	11,628
MRO	4,515	4,374	17,761	6,619
Other services	8	2,379	3,567	3,211
Total revenues	$67,886	$64,507	$114,283	$83,028
Certain amounts have been reclassified to conform to the current period’s presentation.
The following table presents the disaggregation of revenue by geographic area:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
$s in thousands	2025	2024	2025	2024
United States	$65,740	$62,374	$101,146	$78,050
Spain	2,146	2,133	13,137	4,978
Total revenues	$67,886	$64,507	$114,283	$83,028
Concentration Risk
The Company had two customers who individually accounted for 79% and 10% of total revenues for the three months ended September 30, 2025, and three customers who individually accounted for 68%, 11%, and 10% of total revenues for the nine months ended September 30, 2025. The Company had two customers who individually accounted for 63% and 18% of total revenues for the three months ended September 30, 2024, and two customers who individually accounted for 63% and 14% of total revenues for the nine months ended September 30, 2024. As of September 30, 2025, one customer accounted for 80% of trade accounts receivable. As of December 31, 2024, two customers accounted for 42% and 17% of trade accounts receivable.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of shares of Common Stock used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of RSUs, Warrants and Incentive Units, if any, using the “treasury stock” method, the Series A Preferred Stock that is convertible into shares of Common Stock and the Sponsor Earnout Shares that will fully vest upon certain stock price metrics being achieved. In addition, earnings (loss) for diluted earnings (loss) per share is adjusted for the after-tax impact of changes to the fair value of the Warrants, to the extent they are dilutive. Earnings (loss) per share is calculated based on the weighted average number of shares of Common Stock outstanding.
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
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended September 30,
$s in thousands	2025	2024
Cash paid for interest	$21,450	$22,020

Non-cash investing and financing activities:
Series A Preferred Stock - adjustment to maximum redemption value	20,136	18,861
Recognition of new right-of-use asset and corresponding operating lease liability	2,217	409
Recognition of new right-of-use asset and corresponding financing lease liability	69	—
Right-of-use assets disposed or adjusted modifying finance lease liabilities	13	—
Purchase consideration of FMS acquisition paid in Common Stock	—	19,023
Purchase consideration of Ignis acquisition paid in Common Stock (Note 12)	1,191	5,000

NOTE 4 – CASH EQUIVALENTS
Cash equivalents consist of the following:

	As of September 30, 2025	As of December 31, 2024
($s in thousands)	Carrying Value
Cash equivalents:
Money market fund	$45,630	$36,305
Restricted cash:
Money market fund	$9,257	$13,747
The proceeds from sales of available-for-sale securities and gross realized gains included in earnings for the nine months ended September 30, 2025 are zero. The proceeds from sales of available-for-sale securities and gross realized gains included in earnings for the nine months ended September 30, 2024 are $1.1 million and $16,000, respectively. The Company determines gains and losses using the first-in first-out method. For the three and nine months ended September 30, 2024, the Company reclassified out of Accumulated other comprehensive income a loss of zero and $30,000, respectively.
NOTE 5 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

$s in thousands	As of September 30, 2025	As of December 31, 2024
Trade accounts receivable	$12,417	$3,213
Unbilled receivable	3,469	—
Foreign tax receivable	882	986
Contract assets	962	1,746
Total accounts receivable	$17,730	$5,945
Substantially all accounts receivable as of September 30, 2025 are expected to be collected in the next twelve months. The Company does not believe it has significant exposure to credit risk, as accounts receivable is primarily from contracts associated with the U.S. Government. Unbilled receivable consists of earned revenue that has not yet been billed on the Company’s contracts. Foreign tax receivable consists primarily of value-added taxes charged by the Spanish government. Refer to “Note 2 – Summary of Significant Accounting Policies” for further discussion on Contract assets.
NOTE 6 – AIRCRAFT SUPPORT PARTS
Aircraft support parts consist of the following:

$s in thousands	As of September 30, 2025	As of December 31, 2024
Repairables and expendables	$542	$593
Other	501	264
Total aircraft support parts	$1,043	$857
NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

$s in thousands	As of September 30, 2025	As of December 31, 2024
Deposits	$2,541	$1,044
Prepaid insurance	1,500	1,472
Prepaid subscriptions	822	1,229
Other	182	179
Total prepaid expenses and other current assets	$5,045	$3,924

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consist of the following:

$s in thousands	As of September 30, 2025	As of December 31, 2024
Aircraft	$192,747	$185,877
Less: Accumulated depreciation	(48,322)	(38,210)
Aircraft, net	144,425	147,667
Leasehold improvements	35,504	35,504
Vehicles and equipment	6,650	5,921
Buildings	1,201	1,054
Licenses	235	235
Finance lease right-of-use asset	117	101
Capitalized software and development costs	33	35
Construction-in-progress - leasehold improvements	5	5
Less: Accumulated depreciation	(8,469)	(6,753)
Leasehold improvements and equipment, net	35,276	36,102
Total property, plant and equipment, net	$179,701	$183,769
For the three and nine months ended September 30, 2025, the Company recorded $7.5 million and $12.1 million of depreciation expense in Cost of revenues, respectively, and $0.4 million and $1.1 million of depreciation expense in Selling, general and administrative expense, respectively. For the three and nine months ended September 30, 2024, the Company recorded $10.0 million and $12.5 million of depreciation expense in Cost of revenues, respectively, and $1.2 million and $1.9 million of depreciation expense in Selling, general and administrative expense, respectively.
Asset groups are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. For the three and nine months ended September 30, 2025 and 2024, the Company recorded no impairment charges.
For the three and nine months ended September 30, 2025, the Company recorded a gain on disposal of assets of zero and $0.1 million in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company recorded losses on disposal of assets of zero and $0.2 million, respectively, in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
NOTE 9 – ACQUISITION ACTIVITY
2024 Acquisition Activity
On June 28, 2024, the Company completed the acquisition of all the outstanding equity interests of Flight Test & Mechanical Solutions, Inc. (“FMS” and the “FMS Acquisition”), a turn-key provider of integration solutions for government and commercial customers including instrumentation, flight testing and airworthiness certification, for total initially estimated fair value consideration of $21.2 million, payable in unregistered shares of Bridger’s Common Stock, with $19.0 million fair value of Common Stock consideration paid at closing and upon settlement of certain post-closing purchase price adjustments to the former stockholders of FMS (consisting of 3,867,289 restricted shares of Common Stock determined based upon a volume-weighted average per-share price (“VWAP”) of the Common Stock for the 90 consecutive trading days ended June 27, 2024). The shares issued at close were issued at the fair value upon the closing date. The remaining $2.2 million of fair value Common Stock consideration is contingent upon the achievement of certain earnout conditions and, assuming achievement of such conditions, will be issued to the former stockholders of FMS in 2026 and 2027 based on the 2025 and 2026 results, respectively, with the price per share determined based upon a trailing 90-day VWAP of the Common Stock at the time of each issuance. During the measurement period, the Company revised the total purchase consideration of the FMS Acquisition due to changes in working capital adjustments, closing price adjustments and a deferred tax liability adjustment. As a result, total consideration decreased by $4.8 million. These adjustments resulted in a corresponding decrease in goodwill of $3.9 million. The maximum number shares of Common Stock issuable to the former FMS stockholders as contingent earnout consideration will not exceed 5,754,165 shares in the aggregate. All of the shares of Common Stock to be issued in the FMS Acquisition will be subject to transfer restrictions for an 18-month period after each issuance, with the transfer restrictions expiring with respect to 1/18th of the total shares of Common Stock each month over the 18-month period following such issuance.

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
NOTE 10 – GOODWILL AND INTANGIBLE ASSETS, NET
As of September 30, 2025 and December 31, 2024, goodwill was $20.9 million and $20.7 million, respectively. There were no impairment charges recorded for goodwill for the three and nine months ended September 30, 2025 and 2024, respectively.
Changes in the carrying amount of goodwill for the nine months ended September 30, 2025 and the year ended December 31, 2024 were as follows:

$s in thousands	Goodwill
As of December 31, 2023	$13,163
Addition from FMS Acquisition	11,578
Measurement period adjustment	(3,992)
As of December 31, 2024	$20,749
Measurement period adjustment	139
As of September 30, 2025	$20,888
Intangible assets consisted of the following:

		As of September 30, 2025
$s in thousands	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-process research and development (“IPR&D”)	5	$3,710	$(728)	$2,982
Contracts	5.5	3,400	(773)	2,627
Trade name	9.5	300	(40)	260
Internal-use software	3	297	(297)	—
Customer relationships	3.5	200	(71)	129
Licenses	10	68	(66)	2
Total intangible assets		$7,975	$(1,975)	$6,000

		As of December 31, 2024
$s in thousands	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contracts	5.5	$3,400	$(309)	$3,091
IPR&D	5	2,783	(260)	2,523
Trade name	9.5	300	(16)	284
Internal-use software	3	297	(297)	—
Customer relationships	3.5	200	(29)	171
Licenses	10	68	(61)	7
Total intangible assets		$7,048	$(972)	$6,076
IPR&D is the historical know-how, software, formula protocols, designs and procedures expected to be needed to complete the development of the technology asset and receive regulatory approval. The Company amortizes the IPR&D over its useful life of five years when placed into service. For the nine months ended September 30, 2025 and 2024, the Company capitalized costs of $0.9 million and $1.0 million related to IPR&D, respectively.
Amortization expense for intangible assets and other noncurrent assets was $0.4 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. Amortization expense is included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
NOTE 11 – OTHER NONCURRENT ASSETS
Other noncurrent assets consisted of the following:

$s in thousands	As of September 30, 2025	As of December 31, 2024
Operating lease right-of-use asset	$8,525	$7,951
Investment in MAB	4,000	4,000
Prepaid expenses	1,108	1,543
Investment in Overwatch Imaging, Inc.	1,000	1,000
Interest rate swap	698	1,075
Other	873	837
Total other noncurrent assets	$16,204	$16,406
NOTE 12 – ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following:

$s in thousands	As of September 30, 2025	As of December 31, 2024
Deferred revenue	$3,560	$858
Accrued salaries, wages and bonuses	2,412	1,635
Contingent consideration	2,247	6,219
Warrant liabilities	2,132	1,066
Accrued interest expense	1,776	6,487
Deferred underwriting fee payable	1,500	1,500
Accrued foreign tax	925	925
Finance right-of-use liability	102	37
Other	489	718
Total accrued expenses and other liabilities	15,143	19,445
Less: Current accrued expenses and other current liabilities	(11,049)	(14,057)
Total long-term accrued expenses and other noncurrent liabilities	$4,094	$5,388

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
As of September 30, 2025 and December 31, 2024, 17,249,874 Public Warrants remain outstanding. The Public Warrants are liability-classified with a balance of $1.4 million and $0.7 million, respectively, and a fair value of $0.08 and $0.04 per warrant as of September 30, 2025 and December 31, 2024, respectively.
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
As of September 30, 2025 and December 31, 2024, the Company had 9,400,000 outstanding Private Placement Warrants to purchase 9,400,000 shares of Common Stock. The Private Placement Warrants are liability-classified with a balance of $0.8 million and $0.4 million, respectively, and a fair value of $0.08 and $0.04 per warrant as of September 30, 2025 and December 31, 2024, respectively.
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

As part of the 2023 Ignis Acquisition, the Company agreed to pay contingent consideration based on the achievement of certain operational milestones. The final milestone was completed during 2024, which triggered a series of three annual contingent consideration payments. The first payment was made as of the quarter ended June 30, 2024. During the second quarter of 2025, the Company issued 617,189 restricted shares of Common Stock to the Ignis shareholders (determined based upon a trailing 120-day VWAP of the Common Stock for the 120 consecutive trading days ended June 30, 2025). The shares were issued at fair value, resulting in a total issuance value of approximately $1.2 million. This amount was previously recognized as part of the contingent consideration liability as of March 31, 2025, and the issuance did not result in any additional expense during the period. The remaining $1.9 million of Common Stock consideration will be issued to the Ignis shareholders in 2026, with the price per share determined based upon a trailing 120-day VWAP of the Common Stock at the time of such issuance. The liability for the remaining contingent consideration has been recorded at fair value and is classified as a current liability on the condensed consolidated balance sheet.
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
In addition, as it relates to the 2024 FMS Acquisition and the related earnout, based on revised forecasts and updated expectations regarding the acquired business’s performance against the applicable earn-out metrics, the Company reduced the fair value of the contingent consideration liability by $2.1 million during the three months ended June 30, 2025. No changes were made during the three months ended September 30, 2025.
As of September 30, 2025 and December 31, 2024, the Company had $1.9 million and $3.4 million, respectively, in Accrued expenses and other current liabilities and $0.4 million and $2.8 million, respectively, in Long-term accrued expenses and other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
The change in contingent consideration for the nine months ended September 30, 2025 and year ended December 31, 2024 was as follows:

$s in thousands	2025	2024
As of Contingent consideration, beginning of period	$6,219	$8,486
Addition of contingent consideration from FMS Acquisition	—	2,164
Change in fair value of contingent consideration	(2,781)	(393)
Settlement of contingent consideration	(1,191)	(4,038)
As of Contingent consideration, end of period	$2,247	$6,219
NOTE 13 – INTEREST RATE SWAP
The following summarizes the Company’s interest rate swap in effect as of September 30, 2025. As disclosed in “Note 23 – Subsequent Events” the Company terminated the agreement.
The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.
The Company entered an interest rate swap with Rocky Mountain Bank, now known as UMB Bank (“UMB”) on March 12, 2020 to reduce risk related to variable-rate debt from the term loan, which was subject to changes in market rates of interest as discussed in “Note 15 – Long-Term Debt” included in this Quarterly Report on Form 10-Q. The interest rate swap is designated as a cash flow hedge. The Company records its corresponding derivative asset on a gross basis in Other noncurrent assets at fair value on the Condensed Consolidated Balance Sheets.
Each month, the Company made interest payments to UMB under its loan agreement. Effective July 1, 2023, LIBOR was replaced by 1-month CME Term Secured Overnight Financing Rate (“SOFR”) plus 0.11448% tenor spread adjustment plus the 2.5% contractual SOFR margin then in effect with respect to the term loan. At the end of each calendar month, the Company receives or makes payments on the interest rate swap difference, if any, based on the received interest rate set forth in the table below. Interest payments on the Company’s term loan and payments received or made on the interest rate swap are reported net on the Condensed Consolidated Statements of Operations as interest expense.

The Company had the following interest rate swap designated as a cash flow hedge ($s in thousands):

As of September 30, 2025
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$9,339	$698	3.887%	1 Month SOFR + 2.61448%

As of December 31, 2024
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$9,822	$1,075	3.887%	1 Month SOFR + 2.61448%
The Company accounts for the interest rate swap as a cash flow hedge for accounting purposes under GAAP. The Company reflects the effect of this hedging transaction in the Condensed Consolidated Financial Statements. The unrealized loss is reported in Other comprehensive loss. If the Company terminates the interest rate swap agreement, the cumulative change in fair value at the date of termination would be reclassified from Accumulated other comprehensive income, which is classified in Stockholders’ deficit, into earnings.
NOTE 14 – FAIR VALUE MEASUREMENTS
The following discusses the Company’s long-term debt in effect as of September 30, 2025. As disclosed in “Note 23 – Subsequent Events” the Company refinanced its Series 2022 Bonds on October 28, 2025.
Long-term debt
As of September 30, 2025 and December 31, 2024, the Company has $160.1 million and $160.2 million of fixed rate debt outstanding, respectively, and $45.8 million and $48.3 million of variable rate debt outstanding, respectively. The Company estimated the fair value of the fixed rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. When valuing fixed rate debt, the fair value is capped at par value. The variable rate debt approximates fair value based on the closing or estimated market prices of similar securities comparable to the Company’s debts as of September 30, 2025 and December 31, 2024. Debt financing activities and loan agreements are further described in “Note 15 – Long-Term Debt” included in this Quarterly Report on Form 10-Q for additional details.
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
The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of September 30, 2025
$s in thousands	Level 1	Level 2	Level 3
Assets
Cash	$55,118	$—	$—
Restricted cash:
Money market fund	9,257	—	—
Total restricted cash	9,257	—	—
Interest rate swap	—	698	—
Total assets	$64,375	$698	$—
Liabilities
Warrant liabilities – Public Warrants	$1,380	$—	$—
Warrant liabilities – Private Placement Warrants	—	752	—
Contingent consideration	—	—	2,247
Total liabilities	$1,380	$752	$2,247

	As of December 31, 2024
$s in thousands	Level 1	Level 2	Level 3
Assets
Cash	$39,336	$—	$—
Restricted cash:
Money market fund	13,747	—	—
Total restricted cash	13,747	—	—
Interest rate swap	—	1,075	—
Total assets	$53,083	$1,075	$—
Liabilities
Warrant liabilities – Public Warrants	$690	$—	$—
Warrant liabilities – Private Placement Warrants	—	376	—
Contingent consideration	—	—	6,219
Total liabilities	$690	$376	$6,219
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
Non-Recurring Fair Value Measurements
The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets and goodwill and investments, which are evaluated for impairment. Long-lived assets include property, plant and equipment, net and certain intangible assets. The inputs used to determine the fair value of long-lived assets are considered Level 3 measurements due to their subjective nature.
As of September 30, 2025, the Company did not have any significant assets or liabilities that were remeasured at fair value on a non-recurring basis in periods subsequent to initial recognition.
NOTE 15 – LONG-TERM DEBT

The following summarizes the Company’s long-term debt in effect as of September 30, 2025. As disclosed in “Note 23 – Subsequent Events” the Company refinanced its Series 2022 Bonds on October 28, 2025.

Long-term debt consisted of the following:

$s in thousands	As of September 30, 2025	As of December 31, 2024
Taxable industrial revenue bonds, dated July 21, 2022, 11.5% interest rate, maturing September 1, 2027[1]	$160,000	$160,000
Permanent loan agreement, dated October 1, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing October 1, 2035[2]	16,866	17,604
Permanent loan agreement, dated August 21, 2020, greater of Prime + 1.5% or 4.75% interest rate, maturing August 21, 2035[2]	16,787	17,532
Term loan agreement dated September 30, 2019, SOFR + 2.61448% interest rate, maturing March 15, 2030[3]	9,339	9,822
Term loan agreement dated February 3, 2020, SOFR + 2.61448% interest rate, maturing February 3, 2027[4]	2,836	3,255
Various term loan agreements, earliest start at September 9, 2021, 3.89%-5.5% interest rates, latest maturation on November 17, 2027	116	174
Loans payable	205,944	208,387
Less: noncurrent debt issuance costs	(1,993)	(2,746)
Less: current debt issuance costs	(1,002)	(1,002)
Less: current portion of long-term debt, net of debt issuance costs	(2,553)	(2,170)
Total long-term debt, net of debt issuance costs	$200,396	$202,469

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
3.On September 30, 2019, the Company entered into a credit facility with UMB for $12.9 million, established as a 10-year maturity, 6-month draw period, first 6 months interest only payments monthly, then 10-year term principal plus interest due monthly on a 20-year amortization at the rate of 1 month SOFR plus 2.61448%. Debt issuance costs for this loan were $0.1 million.
4.On February 3, 2020, the Company entered into a credit facility with UMB to finance in part the purchase of four Daher Kodiaks. A promissory note was issued for $5.6 million, established as a 7-year maturity, first 8 months interest only payments monthly, 60 day draw period, then 76-month term plus principal interest due monthly on a 10-year amortization at the rate of 1 month SOFR plus 2.61448%. Debt issuance costs for this loan were $0.1 million.
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
The Company is in compliance with the DSCR covenant as of September 30, 2025 and management anticipates the Company will remain in compliance with the DSCR covenant at future quarterly measurement periods in the next 12 months. The Company is in compliance with the $8.0 million minimum liquidity requirement as of September 30, 2025.
The Series 2022 Bonds agreements provide that, with regard to covenant violations, other than non-payment of principal or interest, no event of default shall be deemed to have occurred so long as a reasonable course of action to remedy a violation commences within 30 days of non-compliance and management diligently prosecutes the remediation plan to completion.
The LOB loans are subject to financial covenants requiring the Company to maintain a DSCR, generally calculated as the ratio of the net cash flow (as defined in the applicable note agreements) to the amount of interest and servicing fees required to be paid over the succeeding 12 months on the principal amount of the note, as applicable, that will be outstanding on the payment date following such date of determination, that exceeds 1.25x at the aircraft or entity level and for the Company’s debt to worth ratio to not exceed 5.00x at the aircraft or entity level. The Company is in compliance with such financial covenants as of September 30, 2025.
Both of the loans with UMB are subject to financial covenants requiring the Company to maintain a DSCR, calculated as the ratio of adjusted EBITDA (as defined in the applicable note agreements) to the amount of interest and principal payments for the fiscal year ending on the compliance date, that exceeds 1.25x for the Company. These notes are also subject to financial covenants requiring the Company to maintain a Senior Leverage Ratio on a quarterly basis not to exceed 6.00 to 1.00 through September 30, 2025 and 5.00 to 1.00 thereafter. This is calculated as Total Funded Senior Debt (as defined in the applicable note agreements) less municipal debt, divided by adjusted EBITDA (as defined in the applicable note agreements). The Company is in compliance with such financial covenants as of September 30, 2025.

Amortization of debt issuance costs was $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2024, respectively.
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
Contingencies
On November 17, 2023, the Company entered into a series of agreements with MAB and its subsidiary designed to facilitate the purchase and return to service of four Spanish Scoopers originally awarded to the Company in September 2023 via a public tender process from the Government of Spain. The terms of the agreements provide that the Company will manage the return to service upgrades of the Spanish Scoopers while they are owned and funded by MAB. The Company has the right, but not the obligation, to acquire each plane as it is ready to be contracted and returned to service. In the event that Bridger does not purchase the aircraft within the time periods set forth in the agreements, then either party may initiate a sales process for the sale of all aircraft that have not been purchased by the Company, which sales process the Company will oversee and manage. If the aircraft are sold to a third party through such process, then the Company must pay MAB’s subsidiary a cash fee equal to the amount, if any, by which the aggregate price of the Company’s purchase options for such aircraft exceeds the consideration paid by the third-party purchaser for the same aircraft, not to exceed $15.0 million in aggregate. If the aircraft are not sold to a third party and MAB’s subsidiary has not otherwise entered into an operating lease with a third party for the aircraft, then the Company must pay MAB’s subsidiary $15.0 million. As of May 30, 2025, the Company has initiated the sales process and continues the return to service work on the remaining Spanish Scoopers. As of the quarter ended September 30, 2025, no sale has been completed, and the process remains ongoing. Because the sale price and outcome, as well as the parties’ respective rights, duties, and obligations under the contract, remain uncertain, the Company is unable to reasonably estimate a potential loss, if any, related to this contingency. Accordingly, no liability has been recorded in the condensed consolidated financial statements as of September 30, 2025. The Company will continue to monitor the situation and assess the need for recognition or further disclosure in future periods.
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
Shares of Series A Preferred Stock are mandatorily redeemable by the Company on April 25, 2032 at a redemption amount that is equal to the stated value, plus accrued but unpaid interest. Accrued interest for the Series A Preferred Stock was $20.1 million and $18.9 million for the nine months ended September 30, 2025 and 2024, respectively. Shares of Series A Preferred Stock are also redeemable upon certain triggering events outside of the control of the Company, including that shares of Series A Preferred Stock may be redeemed by the Company (a) on or after April 25, 2027 or (b) in connection with the consummation of a fundamental change in the Company’s voting and governance structure such as the sale of the Company or its subsidiaries representing more than 50% of the Company’s voting stock or a similar liquidity event. Shares of Series A Preferred Stock may be redeemed by the holder upon the consummation of a fundamental change, such as the sale of the Company or a similar liquidity event.
Given the conversion feature is considered substantive, the mandatory redemption on April 25, 2032 is not certain and accordingly, the Series A Preferred Stock are classified as mezzanine equity.

As of September 30, 2025, it is probable that the Series A Preferred Stock may become redeemable on April 25, 2032. The Company has elected to recognize changes in redemption value immediately, adjusting the preferred stock to the maximum redemption value at each reporting date. Upon Closing, the Series A Preferred Stock had both a carrying value and redemption value of $332.7 million, the 50% multiplier, valued at $156.4 million, was removed. As of September 30, 2025 and December 31, 2024, the Series A Preferred Stock had both a carrying value and redemption value of $400.3 million and $380.2 million, respectively. Refer to the table below.
As of September 30, 2025 and December 31, 2024, the fair value of the embedded derivative related to an event of default is zero, as there have been no triggering events.
The Company determined the fair value of the other features requiring bifurcation, both individually and in the aggregate were immaterial at September 30, 2025 and December 31, 2024. The fair value of these features will be assessed at each reporting date and will be recognized and remeasured at fair value, if material.

	Redeemable Series A Preferred Stock
$s in thousands	Shares	Amounts
Balance as of December 31, 2024	315,789.473684	$380,179
Adjustment to maximum redemptions value	—	20,136
Balance as of September 30, 2025	315,789.473684	$400,315

Balance as of December 31, 2023	315,789.473684	$354,840
Adjustment to maximum redemptions value	—	18,861
Balance as of September 30, 2024	315,789.473684	$373,701
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

RSU activity for the nine months ended September 30, 2025 and 2024 is as follows:

	Number of Awards	Weighted average grant date fair value
Outstanding as of December 31, 2024	4,472,950	$6.94
Granted	1,045,500	2.77
Vested	(970,773)	5.79
Forfeited/Cancelled	(544,431)	4.39
Outstanding as of September 30, 2025	4,003,246	$6.48

Outstanding as of December 31, 2023	6,624,459	$8.30
Granted	1,682,538	4.47
Vested	(2,040,854)	7.48
Forfeited/Cancelled	(1,706,214)	9.22
Outstanding as of September 30, 2024	4,559,929	$6.90
The total fair value of RSUs vested during the nine months ended September 30, 2025 and 2024 was $2.5 million and $10.1 million, respectively, based on the closing stock price on the date of vesting.
For the three and nine months ended September 30, 2025, the Company recorded stock-based compensation expense related to RSUs of $0.3 million and $1.0 million, respectively, within Total cost of revenues and $0.8 million and $3.8 million, respectively, within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense related to RSUs of $0.6 million and $1.4 million, respectively, within Total cost of revenues and $2.8 million and $12.3 million, respectively, within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.
As of September 30, 2025, there was $10.9 million of unrecognized total compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.
Incentive Units
Prior to the adoption of the Omnibus Plan, during the year ended December 31, 2022, the Company granted Incentive Units to selected board members and executives. Within each grant, 80% of the Incentive Units vested annually over a four year period subject to continued service by the grantee (the “Time-Vesting Incentive Units”), and the remaining 20% of the Incentive Units vest upon a qualifying change of control event (the “Exit-Vesting Incentive Units”). For the Time-Vesting Incentive Units, compensation cost was recognized over the requisite service period on a straight-line basis. For the Exit-Vesting Incentive Units, expense will be recognized when a qualifying change of control event is considered probable, which has not occurred as of September 30, 2025. As of September 30, 2025, 40,404 Exit-Vesting Incentive Units with a weighted-average grant date fair value of $0.01 remain outstanding. Upon vesting of each Incentive Unit, the Company will issue 0.96246 shares of Common Stock to the Incentive Unit holder.
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
During the nine months ended September 30, 2025, the Company did not sell any shares of Common Stock under the 2025 ATM Agreement.
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
The Company incurred related party training expenses, provided by an entity in which Mr. Timothy Sheehy has a partial ownership, of zero and $0.6 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.7 million for the three and nine months ended September 30, 2024, respectively with zero and $0.1 million in related outstanding accounts payable as of September 30, 2025 and December 31, 2024, respectively. The Company earned revenues related to charter rentals of the Company’s aircraft by the U.S. Senate campaign of Mr. Timothy Sheehy of zero for the three and nine months ended September 30, 2025 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.

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
On July 10, 2023, the Company entered into two operating lease agreements, each for a Pilatus under the ownership of Mr. Timothy Sheehy. The Company incurred related party lease expense of approximately zero and $0.7 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2024, respectively. The Company recorded approximately $5.1 million of right-of-use assets, $1.3 million of right-of-use current liabilities, and $3.8 million of right-of-use noncurrent liabilities as of December 31, 2024.
On July 21, 2022, the Company closed on the Series 2022 Bonds, upon which the Company received aggregate proceeds of $135.0 million on July 21, 2022 and $25.0 million on August 10, 2022. In connection with the original issuance, three senior executives of the Company purchased approximately $10.0 million of the Series 2022 Bonds, which purchases were entered into on an arm’s length basis during the public offering for the Series 2022 Bonds, and on the same terms and conditions that were offered to all Bond purchasers. One of the related parties of the Company left the Company during the three months ended June 30, 2024 and was no longer deemed a related party following his departure. The two other related parties of the Company disposed of their holdings as of October 1, 2024. The Company paid approximately $0.5 million and $1.1 million in interest to these bond holders during the three and nine months ended September 30, 2024, respectively, and incurred approximately $0.3 million and $0.8 million in interest for the three and nine months ended September 30, 2024, respectively. Refer to “Note 15 – Long-Term Debt” included in this Quarterly Report for additional information on the Series 2022 Bonds.
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
For the three and nine months ended September 30, 2025, the Company recorded income tax benefit of $0.8 million and $0.4 million, respectively. The effective tax rate for the three and nine months ended September 30, 2025 was 0.8% and (2.1)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S., a state tax expense accrual in separate company filings with forecasted income, and the impact of forecasted loss in the foreign jurisdiction in which the Company conducts business.

For the three and nine months ended September 30, 2024, the Company recorded income tax benefit of zero and $0.5 million, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was 0.0% and 14.7%, respectively.
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). Among other things, OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In accordance with ASC 740, Accounting for Income Taxes, the impacts of the OBBBA are reflected in the Company’s results for the three and nine months ended September 30, 2025. However, the changes did not affect the Company’s U.S. deferred tax assets or liabilities, as the Company continues to maintain a full valuation allowance against those balances.

NOTE 21 – EARNINGS (LOSS) PER SHARE
Earnings (loss) per share of Common Stock is calculated in accordance with ASC 260, Earnings per share. Earnings (loss) per share – basic is calculated by dividing Earnings (loss) attributable to Common Stockholders - basic by the Weighted average Common Stock outstanding - basic.
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
The following table sets forth the computation of the Company’s Earnings (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
$s in thousands, except per share amounts	2025	2024	2025	2024
Net income (loss)	$34,519	$27,346	$19,289	$(2,722)
Adjustments to Net income (loss):
Series A Preferred Stock—adjustment to maximum redemptions value	(6,939)	(6,476)	(20,136)	(18,861)
Earnings (loss) attributable to Common stockholders – basic	$27,580	$20,870	$(847)	$(21,583)
Change in fair value of embedded derivative	—	—	—	—
Dilutive adjustments to Earnings (loss) attributable to Common stockholders – basic	6,939	6,476	—	—
Earnings (loss) attributable to Common stockholders - diluted	$34,519	$27,346	$(847)	$(21,583)

Weighted average Common Stock outstanding - basic	54,637,414	52,934,951	54,113,214	49,633,387
Weighted average effect of dilutive securities:
Series A Preferred Stock	36,392,288	33,972,808	—	—
Unvested Restricted Stock Units	189,202	153,995	—	—
Unvested Legacy Bridger Incentive Units	38,887	38,887	—	—
Sponsor Earnout Shares	855,000	855,000	—	—
Weighted average Common Stock outstanding - diluted	92,112,791	87,955,641	54,113,214	49,633,387

Earnings (loss) per share - basic	$0.50	$0.39	$(0.02)	$(0.43)
Earnings (loss) per share - diluted	$0.37	$0.31	$(0.02)	$(0.43)

The following table summarizes the potentially dilutive common shares that were excluded from diluted Earnings (loss) per share - diluted computations because the effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Series A Preferred Stock	—	—	36,392,288	33,972,808
Unvested Restricted Stock Units	2,563,349	3,139,226	4,003,246	4,559,929
Public Warrants	17,249,874	17,249,874	17,249,874	17,249,874
Private Placement Warrants	9,400,000	9,400,000	9,400,000	9,400,000
Unvested Legacy Bridger Incentive Units	—	—	40,404	40,404
Sponsor Earnout Shares	—	—	855,000	855,000
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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($s in thousands)	2025	2024	2025	2024
Revenues	$67,886	$64,507	$114,283	$83,028
Cost of revenues:
Flight operations	12,118	15,122	26,226	25,237
Maintenance	9,015	7,879	30,814	16,837
Total cost of revenues	21,133	23,001	57,040	42,074
Gross income	46,753	41,506	57,243	40,954
Selling, general and administrative expense	7,723	8,641	22,837	28,153
Operating income	39,030	32,865	34,406	12,801
Interest expense	(5,802)	(5,989)	(17,274)	(17,766)
Other income	451	470	1,750	1,773
Income (loss) before income taxes	33,679	27,346	18,882	(3,192)
Income tax benefit	840	—	407	470
Net income (loss)	$34,519	$27,346	$19,289	$(2,722)
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

Total United States revenues were $65.7 million and $101.1 million for the three and nine months ended September 30, 2025, respectively, and $62.4 million and $78.1 million for the three and nine months ended September 30, 2024, respectively. Refer to “Note 2 – Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q for additional information about revenue by geographic location. The Company had two customers who individually accounted for 79% and 10% of total revenues for the three months ended September 30, 2025, and three customers who individually accounted for 68%, 11%, and 10% of total revenues for the nine months ended September 30, 2025. The Company had two customers who individually accounted for 63% and 18% of total revenues for the three months ended September 30, 2024, and two customers who individually accounted for 63% and 14% of total revenues for the nine months ended September 30, 2024.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Condensed Consolidated Balance Sheets were located as follows:

($s in thousands)	As of September 30, 2025	As of December 31, 2024
United States	$186,200	$190,560
Spain	2,026	2,017
NOTE 23 – SUBSEQUENT EVENTS
On October 1, 2025, the Company completed the purchase of an additional King Air aircraft for approximately $3.7 million. The aircraft will be included in Property, plant and equipment, net in the Consolidated Balance Sheets for the year ended December 31, 2025.
On October 28, 2025, the Company completed its previously announced sale and leaseback transaction of its hangar and office facilities at the Bozeman Yellowstone International Airport in Belgrade, Montana to an unrelated third party for a total sales price of approximately $49.3 million, subject to related transaction cost adjustments. These assets were not classified as held for sale as of September 30, 2025, as the required approvals, that were more than perfunctory and administrative, were not obtained prior to the quarter end.
On October 28, 2025, Bridger completed the refinancing of its then outstanding $160.0 million Series 2022 Bonds, with a new Credit Agreement (“the Credit Agreement”), consisting of $210.0 million Initial Term Loans (the “Initial Term Loans”), a $21.5 million Revolving Credit Facility (the “Revolver”), and a $100.0 million Delayed Draw Term Loan (“the DDTL”). The Initial Term Loan and Revolver mature on October 28, 2030. The DDTL will remain available until October 28, 2027. Borrowings under the Credit Agreement bear interest at either (i) Term SOFR rate plus 6.00% or (ii) an Alternative Base Rate (“ABR”), plus 5.00%. The ABR is determined as the greatest of (a) the federal funds effective rate, plus 0.50%, (b) adjusted term SOFR plus 1.00%, (c) the prime rate and (d) 2.00%. The Credit Agreement is subject to certain financial covenants, such as a quarterly total leverage ratio and a minimum operating cash flow requirement. The proceeds from the Initial Term Loans were used to refinance existing debt, pay associated transaction costs and the 3% prepayment penalty on the Series 2022 Bonds, and prepay in full various permanent and term loan agreements, including all outstanding obligations associated with the Series 2022 Bonds and the LOB credit facilities. The proceeds from the DDTL and Revolver may be used for future aircraft and corporate acquisitions and to provide for ongoing working capital requirements and general corporate purposes.
In addition, the Company terminated the interest rate swap agreement with UMB related to variable rate debt from the Term Loan as further discussed in “Note 13 – Interest Rate Swap” included in this Quarterly Report on Form 10-Q. The Company is evaluating the final impact of lender fees and third-party costs, and as such, a precise estimate of the total financial effect is not yet reasonably determinable. The related accounting impacts for these transactions will be reflected in the Consolidated Financial Statements for the year ending December 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to help you understand our business, financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read together with the Condensed Consolidated Financial Statements as of September 30, 2025 and December 31, 2024, for the three and nine months ended September 30, 2025 and 2024, and the related notes thereto, that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and analysis should also be read together with the historical audited annual Consolidated Financial Statements as of and for the years ended December 31, 2024 and 2023, included in the Annual Report on Form 10-K (the “Annual Report”). This discussion and analysis contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). Among other things, the OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In accordance with ASC 740, Accounting for Income Taxes, the impacts of the OBBBA are reflected in the Company’s results for the three and nine months ended September 30, 2025. However, the changes did not affect the Company’s U.S. deferred tax assets or liabilities, as the Company continues to maintain a full valuation allowance against those balances.

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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
The following table sets forth our Condensed Consolidated Statements of Operations information for the three months ended September 30, 2025 and 2024 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report.

$s in thousands	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$67,886	$64,507	$3,379	5%
Cost of revenues:
Flight operations	12,118	15,122	(3,004)	(20%)
Maintenance	9,015	7,879	1,136	14%
Total cost of revenues	21,133	23,001	(1,868)	(8%)
Gross income	46,753	41,506	5,247	13%
Selling, general and administrative expense	7,723	8,641	(918)	(11%)
Operating income	39,030	32,865	6,165	19%
Interest expense	(5,802)	(5,989)	187	(3%)
Other income	451	470	(19)	(4%)
Income (loss) before income taxes	33,679	27,346	6,333	23%
Income tax benefit	840	—	840	100%
Net income	$34,519	$27,346	$7,173	26%

Revenues
Revenues increased by $3.4 million, or 5%, to $67.9 million for the three months ended September 30, 2025, from $64.5 million for the three months ended September 30, 2024.
Revenues by service offering for the three months ended September 30, 2025 and 2024 were as follows:

$s in thousands	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$52,594	$50,223	$2,371	5%
Aerial surveillance	10,769	7,531	3,238	43%
MRO	4,515	4,374	$141	3%
Other services	8	2,379	(2,371)	(100)%
Total revenues	$67,886	$64,507	$3,379	5%
Fire suppression revenue increased by $2.4 million, or 5%, to $52.6 million for the three months ended September 30, 2025, from $50.2 million for the three months ended September 30, 2024. The increase was primarily driven by favorable rate increases for our Super Scoopers for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Aerial surveillance increased by $3.2 million, or 43%, to $10.8 million for the three months ended September 30, 2025, from $7.5 million for the three months ended September 30, 2024. The increase was primarily driven by increased flight hours for our surveillance aircraft for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Maintenance repair of $4.5 million for the three months ended September 30, 2025 and $4.4 million for the three months ended September 30, 2024 consisted of the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement, and the revenues from maintenance and repair work performed by FMS, which was acquired in June 2024. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Other services revenue decreased by $2.4 million, or 100%, to $8,000 for the three months ended September 30, 2025, from $2.4 million for the three months ended September 30, 2024. The decrease was primarily due to third-party training and flight operations services utilizing our aircraft for the three months ended September 30, 2024 that did not occur for the three months ended September 30, 2025.
Revenues by geographic area for the three months ended September 30, 2025 and 2024 were as follows:

$s in thousands	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Period Over Period Change ($)	Period Over Period Change (%)
United States	$65,740	$62,374	$3,366	5%
Spain	2,146	2,133	13	1%
Total revenues	$67,886	$64,507	$3,379	5%
United States revenue increased by $3.4 million, or 5%, to $65.7 million for the three months ended September 30, 2025, from $62.4 million for the three months ended September 30, 2024. The increase for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, was primarily driven by increased utilization of our aircraft and maintenance and repair work performed by FMS, which was acquired in June 2024.
Spain revenue of $2.1 million for the three months ended September 30, 2025 and 2024, is due to the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Cost of Revenues
Total cost of revenues decreased by $1.9 million, or 8%, to $21.1 million for the three months ended September 30, 2025, from $23.0 million for the three months ended September 30, 2024.

Flight Operations
Flight operations expenses decreased by $3.0 million, or 20%, to $12.1 million for the three months ended September 30, 2025, from $15.1 million for the three months ended September 30, 2024. The decrease was primarily attributable to a decrease in depreciation expense of approximately $2.4 million and a decrease in salaries and wages expense of approximately $0.6 million, in each case for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Maintenance
Maintenance expenses increased by $1.1 million, or 14%, to $9.0 million for the three months ended September 30, 2025, from $7.9 million for the three months ended September 30, 2024. The increase was primarily driven by an increase in aircraft maintenance expense of approximately $1.1 million due to the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement and maintenance and repair work performed by FMS, which was acquired in June 2024. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $0.9 million, or 11%, to $7.7 million for the three months ended September 30, 2025, from $8.6 million for the three months ended September 30, 2024. The decrease was primarily attributable to a decrease in stock-based compensation of $1.9 million associated with RSUs issued to senior management and employees of Bridger and a decrease in depreciation expense of approximately $0.9 million, in each case for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was partially offset by an increase in the fair value of the Warrants of $1.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Interest Expense
Interest expense decreased by $0.2 million, or 3%, to $5.8 million for the three months ended September 30, 2025, from $6.0 million for the three months ended September 30, 2024. The decrease was driven by lower interest rates for the Live Oak Bank Loans. Refer to “Note 15 – Long-Term Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Other Income
Other income of $0.5 million for the three months ended September 30, 2025 primarily consisted of dividend income on cash equivalents of $0.3 million and interest income of $0.2 million. Other income of $0.5 million for the three months ended September 30, 2024 primarily consisted of dividend income on cash equivalents of $0.3 million and a currency gain of $0.2 million.
Income Tax Benefit
Income tax benefit of $0.8 million for the three months ended September 30, 2025 was primarily a function of the provision to return adjustments for the 2024 tax year and the impact of the change in forecast on the annualized effective tax rate. The annualized effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, and the projected income or loss for the year.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
The following table sets forth our unaudited condensed consolidated statements of operations information for the nine months ended September 30, 2025 and 2024 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report.

$s in thousands	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$114,283	$83,028	$31,255	38%
Cost of revenues:
Flight operations	26,226	25,237	989	4%
Maintenance	30,814	16,837	13,977	83%
Total cost of revenues	57,040	42,074	14,966	36%
Gross income	57,243	40,954	16,289	40%
Selling, general and administrative expense	22,837	28,153	(5,316)	(19%)
Operating income	34,406	12,801	21,605	169%
Interest expense	(17,274)	(17,766)	492	(3%)
Other income	1,750	1,773	(23)	(1%)
Loss before income taxes	18,882	(3,192)	22,074	(692)%
Income tax benefit	407	470	(63)	(13)%
Net income (loss)	$19,289	$(2,722)	$22,011	(809%)
Revenues
Revenues increased by $31.3 million, or 38%, to $114.3 million for the nine months ended September 30, 2025, from $83.0 million for the nine months ended September 30, 2024.
Revenues by service offering for the nine months ended September 30, 2025 and 2024 were as follows:

$s in thousands	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$76,452	$61,570	$14,882	24%
Aerial surveillance	16,503	11,628	4,875	42%
MRO	17,761	6,619	11,142	168%
Other services	3,567	3,211	356	11%
Total revenues	$114,283	$83,028	$31,255	38%
Fire suppression revenue increased by $14.9 million, or 24%, to $76.5 million for the nine months ended September 30, 2025, from $61.6 million for the nine months ended September 30, 2024. The increase was primarily driven by favorable rate increases for our Super Scoopers for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Aerial surveillance revenue increased by $4.9 million, or 42%, to $16.5 million for the nine months ended September 30, 2025, from $11.6 million for the nine months ended September 30, 2024. The increase was primarily driven by increased flight hours for our surveillance aircraft operating for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Maintenance repair revenue increased by $11.1 million, or 168%, to $17.8 million for the nine months ended September 30, 2025, compared to $6.6 million for the nine months ended September 30, 2024. This amount is primarily due to the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement and the new revenues from maintenance and repair work performed by FMS. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Other services revenue increased by $0.4 million, or 11%, to $3.6 million for the nine months ended September 30, 2025, from $3.2 million for the nine months ended September 30, 2024. The increase was primarily due to third-party training and flight operations services utilizing our aircraft for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Revenues by geographic area for the nine months ended September 30, 2025 and 2024 were as follows:

$s in thousands	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Period Over Period Change ($)	Period Over Period Change (%)
United States	$101,146	$78,050	$23,096	30%
Spain	13,137	4,978	8,159	164%
Total revenues	$114,283	$83,028	$31,255	38%
United States revenue increased by $23.1 million, or 30%, to $101.1 million for the nine months ended September 30, 2025, from $78.1 million for the nine months ended September 30, 2024. The increase for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily driven by increased utilization of our aircraft and maintenance and repair work performed by FMS, which was acquired in June 2024.
Spain revenue increased by $8.2 million, or 164% to $13.1 million for the nine months ended September 30, 2025, from $5.0 million for the nine months ended September 30, 2024. The increase is due to the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Cost of Revenues
Total cost of revenues increased by $15.0 million, or 36%, to $57.0 million for the nine months ended September 30, 2025, from $42.1 million for the nine months ended September 30, 2024.
Flight Operations
Flight operations expenses increased by $1.0 million, or 4%, to $26.2 million for the nine months ended September 30, 2025, from $25.2 million for the nine months ended September 30, 2024. The increase was primarily attributable to an increase in travel expenses of $0.9 million, an increase in salaries and wages expense of $0.6 million, and an increase in aircraft lease expense of approximately $0.4 million, in each case for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was partially offset by a decrease in depreciation expense of $0.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Maintenance
Maintenance expenses increased by $14.0 million, or 83%, to $30.8 million for the nine months ended September 30, 2025, from $16.8 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in aircraft maintenance and modification expense of $12.3 million due to the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement and maintenance and repair work performed by FMS, which was acquired in June 2024, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details. The increase was partially driven by an increase in salaries and wages of $3.0 million, travel expense of $0.9 million and depreciation expense of $0.5 million, in each case for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is partially offset by a decrease in subscriptions and licenses fees of $2.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $5.3 million, or 19%, to $22.8 million for the nine months ended September 30, 2025, from $28.2 million for the nine months ended September 30, 2024. The decrease was primarily attributable to the decrease in stock-based compensation of $8.6 million associated with RSUs issued to senior management and employees of Bridger and a decrease in the fair value of the contingent consideration of $3.3 million. The decrease is partially offset by an increase in the fair value of the Warrants of $5.1 million, amortization expense of $0.7 million, professional services expenses of $0.3 million, and lease and rent expense of $0.3 million, in each case for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Interest Expense
Interest expense decreased by $0.5 million, or 3%, to $17.3 million for the nine months ended September 30, 2025, from $17.8 million for the nine months ended September 30, 2024. The decrease was driven by lower interest rates for the Live Oak Bank Loans. Refer to “Note 15 – Long-Term Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.

Other Income
Other income of $1.8 million for the nine months ended September 30, 2025 primarily consisted of dividend income on cash equivalents of $0.9 million, a currency gain of $0.6 million, and interest income of $0.3 million. Other income of $1.8 million for the nine months ended September 30, 2024 consisted of interest income for the embedded derivative of Series A Preferred Stock of $1.0 million and dividend income on cash equivalents of $0.8 million. Refer to “Note 17 – Mezzanine Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Income Tax Benefit
Income tax benefit decreased by $0.1 million, or 13%, to $0.4 million for the nine months ended September 30, 2025. The income tax benefit for the nine months ended September 30, 2025, was primarily a function of a $0.6 million benefit for the provision to return adjustments for the 2024 tax year and a $0.2 million tax expense accrual for the 2025 tax year. For the nine months ended September 30, 2024, the $0.5 million income tax benefit was driven by a discrete benefit recorded as part of the 2024 FMS Acquisition.
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

The reconciliation of Net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended September 30, 2025 and 2024 is as follows:

$s in thousands	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Period Over Period Change ($)	Period Over Period Change (%)
Net income	$34,519	$27,346	$7,173	26%
Income tax benefit	(840)	—	(840)	100%
Depreciation and amortization	8,196	11,471	(3,275)	(29%)
Interest expense	5,802	5,989	(187)	(3%)
EBITDA	47,677	44,806	2,871	6%
Stock-based compensation[1]	1,101	3,369	(2,268)	(67)%
Business development & integration expenses[2]	331	287	44	15%
Change in fair value of earnout consideration[3]	(34)	272	(306)	(113%)
Change in fair value of Warrants[4]	—	(1,865)	1,865	(100%)
Offering costs[5]	—	105	(105)	(100%)
Adjusted EBITDA	$49,075	$46,974	$2,101	4%
Net income margin[6]	51%	42%
Adjusted EBITDA margin[6]	72%	73%
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

The reconciliation of Net income (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Period Over Period Change ($)	Period Over Period Change (%)
Net income (loss)	$19,289	$(2,722)	$22,011	(809%)
Income tax benefit	(407)	(470)	63	(13%)
Depreciation and amortization	14,196	14,759	(563)	(4%)
Interest expense	17,274	17,766	(492)	(3%)
EBITDA	50,352	29,333	21,019	72%
Stock-based compensation[1]	4,829	13,718	(8,889)	(65)%
Business development & integration expenses[2]	918	748	170	23%
Change in fair value of earnout consideration[3]	(2,781)	479	(3,260)	(681%)
Change in fair value of Warrants[4]	1,066	(3,997)	5,063	(127%)
Offering costs[5]	437	(44)	481	(1,093%)
Adjusted EBITDA	$54,821	$40,237	$14,584	36%
Net income (loss) margin[6]	17%	(3%)
Adjusted EBITDA margin[6]	48%	48%
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
LIQUIDITY AND CAPITAL RESOURCES
Except as discussed below, the following discusses the Company’s long-term debt in effect as of September 30, 2025. As disclosed in “Note 23 – Subsequent Events” the Company refinanced its Series 2022 Bonds on October 28, 2025.
Cash and Marketable Securities
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $55.1 million which were held for working capital purposes and restricted cash of $9.3 million. Restricted cash consists primarily of cash reserved for debt servicing on the Series 2022 Bonds. From time to time, the Company invests its excess cash in highly rated available-for-sale securities, with the primary objective of minimizing the potential risk of principal loss.
We may receive up to $306.5 million from the exercise of the 9,400,000 private placement warrants and 17,249,874 public warrants of the Company outstanding, assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of Common Stock issuable upon such exercise. On September 30, 2025, the closing price of our Common Stock was $1.85 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and holders of our Warrants are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any cash proceeds from the exercise of our Warrants to fund our operations. Accordingly, we have not relied on the receipt of proceeds from the exercise of our Warrants in assessing our capital requirements and sources of liquidity.

We may in the future seek to raise additional funds through various potential sources, such as equity and debt financing for general corporate purposes or for specific purposes, including in order to pursue growth initiatives. Based on our unrestricted cash and cash equivalents balance as of September 30, 2025, and our projected cash use, we would anticipate the need to raise additional funds through equity or debt financing (or the issuance of stock as acquisition consideration) to pursue any significant acquisition opportunity, at the time of such acquisition opportunity. Our ability to generate proceeds from equity financings will significantly depend on the market price of our Common Stock.
Following the refinancing discussed below effective as of October 28, 2025 (the “October 2025 Refinancing”), we have a committed cash flow revolving credit facility providing for aggregate borrowings of $21.5 million, which can be utilized for working capital and other general corporate purposes. We believe our existing cash on hand, combined with our expected cash flows from operations and available borrowing capacity of our Credit Agreement following the refinancing, effective as of October 28, 2025, will be sufficient to meet our liquidity needs for the foreseeable future.
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
The Company is in compliance with the DSCR covenant as of September 30, 2025 and management anticipates the Company will remain in compliance with the DSCR covenant at future quarterly measurement periods in the next 12 months. The Company is in compliance with the $8.0 million minimum liquidity requirement as of September 30, 2025.
The Series 2022 Bonds agreements provide that, with regard to covenant violations, other than non-payment of principal or interest, no event of default shall be deemed to have occurred so long as a reasonable course of action to remedy a violation commences within 30 days of non-compliance and management diligently prosecutes the remediation plan to completion.
As described below, all obligations associated with the Series 2022 Bonds were repaid with proceeds from the October 2025 Refinancing and the Series 2022 Bonds were discharged.
Live Oak Bank Loans
Our loans with Live Oak Bank are subject to financial covenants requiring the Company to maintain a debt service coverage ratio, generally calculated as the ratio of the net cash flow (as defined in the applicable note agreements) to the amount of interest and servicing fees required to be paid over the succeeding 12 months on the principal amount of the note, as applicable, that will be outstanding on the payment date following such date of determination, that exceeds 1.25x at the aircraft or entity level and for the Company’s debt to worth ratio to not exceed 5.00x at the aircraft or entity level. The Company is in compliance with such financial covenants as of September 30, 2025.
As discussed below, as part of the October 2025 Refinancing, the Company repaid the Live Oak Loans.
UMB Bank Loans
Through certain of our subsidiaries, we entered into two credit facilities with UMB Bank (formerly known as Rocky Mountain Bank) to finance in part (i) the construction of airplane hangars on September 30, 2019 and (ii) the purchase of four Quest Kodiak aircraft on February 3, 2020. In connection with such credit facilities, we also entered into various term loan and other long-term debt agreements which contain certain financial covenants, including, that we maintain (i) a debt service coverage ratio that exceeds 1.25x (generally calculated as the ratio of the net operating income over the debt service payments made or as the ratio of adjusted EBITDA over the aggregate amount of interest and principal payments, in each case, as determined in the applicable agreement) and (ii) certain senior leverage ratios that do not exceed 6.00x through the third quarter of 2025, or 5.00x thereafter (generally calculated as the ratio of the senior funded debt over EBITDA, as determined in the applicable agreement). The Company is in compliance with such financial covenants as of September 30, 2025.
As discussed below, as part of the October 2025 Refinancing, the Company repaid the credit facility related to the construction of airplane hangars.
October 2025 Refinancing
On October 28, 2025, Bridger entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement consists of (i) initial term loans in an original aggregate principal amount equal to $210,000,000 (the “Initial Term Loans”), (ii) a revolving facility with revolving credit commitments of $21,500,000 (the “Revolver”) and (iii) a delayed draw term loan commitment in an original aggregate principal amount equal to $100,000,000 (“the DDTL”), which shall remain available until October 28, 2027. The Initial Term Loans were funded in full on October 28, 2025, and the Initial Term Loans, the Revolver, and any loans made pursuant to the DDTL commitment mature on October 28, 2030.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the election of the Company, either (i) the Term SOFR rate plus 6.00% or (ii) an Alternate Base Rate (“ABR”), plus 5.00%. The ABR is determined as the greatest of (a) the federal funds effective rate, plus 0.50%, (b) adjusted term SOFR plus 1.00%, (c) the prime rate and (d) 2.00%.
Prepayments of the loans under the Credit Agreement must include a prepayment premium equal to 3% of the amount prepaid in the first year after closing, 2% in the second year after closing and 1% in the third year after closing.
The Credit Agreement includes customary restrictive covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, make certain acquisitions, investments, asset dispositions and restricted payments, undertake fundamental changes and enter into restrictive agreements, in each case subject to certain exceptions. The Credit Agreement also includes certain financial covenants, including that we maintain (i) a Total Leverage Ratio not exceeding specified limits on various compliance dates, e.g., 7.00x through December 31, 2026, decreasing to 6.00x from March 31 2027 through December 31, 2026, decreasing to 5.50x from March 31, 2028, onwards (generally calculated as the ratio of consolidated total debt outstanding (calculated as consolidated total debt net unrestricted cash) to consolidated adjusted EBITDA (calculated as per the terms of the credit agreement)) and (ii) a minimum operating cash flow of not less than $30.0 million (generally calculated as consolidated adjusted EBITDA (calculated as per the terms of the credit agreement) minus consolidated capitalized expenses (calculated as per the terms of the Credit agreement)). As of the date of the issuance of these financial statements, the Company is in compliance with such financial covenants.
The Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including the right to declare any outstanding obligations under the Credit Agreement to be immediately due and payable and realize upon the collateral securing the obligations under the Credit Agreement and any related guarantees thereof.
On October 27, 2025, the Company repaid the credit facility with UMB for the construction of the Company’s airplane hangars, dated September 30, 2019.
In addition, on October 28, 2025, the Company used the proceeds from the Initial Term Loans to repay in full the outstanding balance of the following loans:
•two separate credit facilities brokered through Live Oak Bank (“LOB”), dated August 21, 2020 and October 1, 2020, and
•the Series 2022 Bonds, dated July 21, 2022.
Mezzanine and Permanent Equity
Preferred Shares
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
Given there is a conversion feature, which is considered substantive, the mandatory redemption on April 25, 2032 is not certain and accordingly, the Series A Preferred Stock are classified as mezzanine equity. For additional information regarding the terms and conditions of the Series A Preferred Stock, see “Note 17 – Mezzanine Equity” for additional details.
As of September 30, 2025, it is probable that the Series A Preferred Stock may become redeemable on April 25, 2032. As of September 30, 2025 and December 31, 2024, the Series A Preferred Stock had both a carrying value and redemption value of $400.3 million and $380.2 million, respectively.

Historical Cash Flows
Our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024 were as follows:

$s in thousands	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net cash provided by (used in) operating activities	$24,761	$(2,834)
Net cash (used in) provided by investing activities	(10,517)	3,080
Net cash (used in) provided by financing activities	(2,857)	5,407
Effects of exchange rate changes	(95)	—
Net change in cash and cash equivalents	$11,292	$5,653
Operating Activities
Net cash provided by operating activities was $24.8 million for the nine months ended September 30, 2025, compared to Net cash used in operating activities of $2.8 million for the nine months ended September 30, 2024. Net cash used in operating activities reflects Net income of $19.3 million for the nine months ended September 30, 2025 compared to Net loss of $2.7 million for the nine months ended September 30, 2024. Net cash provided by operating activities for the nine months ended September 30, 2025 reflects add-backs to Net income for non-cash charges totaling $17.9 million, primarily attributable to depreciation and amortization expense of $14.2 million and stock-based compensation expense of $4.8 million, and change in fair value of warrants of $1.1 million and partially offset by change in fair value of earnout consideration of $2.8 million net of changes in working capital. Net cash used in operating activities for the nine months ended September 30, 2024 reflects add-backs to Net loss for non-cash charges totaling $24.5 million, primarily attributable to depreciation and amortization expense of $14.8 million and partially attributable to stock-based compensation expense of $13.7 million, and partially offset by change in fair value of Warrants of $4.0 million net of changes in working capital.
Investing Activities
Net cash used in investing activities was $10.5 million for the nine months ended September 30, 2025, compared to Net cash provided by investing activities of $3.1 million for the nine months ended September 30, 2024. Net cash used in investing activities for the nine months ended September 30, 2025 reflects purchases and improvements of property, plant and equipment of $10.6 million, expenditures for capitalized software of $0.9 million and partially offset by sales of property, plant and equipment of $1.0 million. Net cash provided by investing activities for the nine months ended September 30, 2024 reflects the collection of note receivable of $3.0 million, cash acquired through FMS Acquisition of $2.6 million, proceeds from sales, and maturities of marketable securities of $1.1 million partially offset by purchases of property, plant and equipment of $3.1 million.
Financing Activities
Net cash used in financing activities was $2.9 million for the nine months ended September 30, 2025, compared to Net cash provided by financing activities of $5.4 million for the nine months ended September 30, 2024. Net cash used in financing activities for the nine months ended September 30, 2025 primarily reflects repayments on debt of $2.4 million and restricted stock units settled in cash of $0.4 million. Net cash provided by financing activities for the nine months ended September 30, 2024 primarily reflects proceeds from issuance of Common Stock in the registered direct offering of $9.2 million, partially offset by repayments of debt of $2.2 million, payments of issuance costs for Common Stock in offerings of $1.0 million, and restricted stock units settled in cash of $0.7 million.

Contractual Obligations
On March 18, 2025, the Company entered into a sales agreement (“2025 ATM Agreement”) under which we may offer and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $100.0 million in negotiated transactions that are deemed to be an “at the market offering.” As of November 3, 2025, $100.0 million remains available for potential future sales under the 2025 ATM Agreement, which may be utilized for future financings under our effective shelf registration statement. Refer to “Note 18 – Stockholders’ Deficit” of the Notes to Consolidated Financial Statements included in this Quarterly Report for additional information.
Our principal contractual commitments consist of obligations for outstanding leases and debt. The following table summarizes our contractual obligations as of September 30, 2025:

	Payments Due by Period
$s in thousands	Total	Current	Noncurrent
Lease obligations	$8,601	$2,297	$6,304
Debt obligations	205,944	3,556	202,388
Total	$214,545	$5,853	$208,692
On November 17, 2023, the Company entered into a series of agreements with MAB and its subsidiary designed to facilitate the purchase and return to service of four Spanish Scoopers originally awarded to the Company in September 2023 via a public tender process from the Government of Spain. The terms of the agreements provide that the Company will manage the return to service upgrades of the Spanish Scoopers while they are owned and funded by MAB. The Company has the right, but not the obligation, to acquire each plane as it is ready to be contracted and returned to service. In the event that the Company does not purchase the aircraft within the time periods set forth in the agreements, then either party may initiate a sales process for the sale of all aircraft that have not been purchased by the Company, which sales process the Company will oversee and manage. If the aircraft are sold to a third party through such process, then the Company must pay MAB’s subsidiary a cash fee equal to the amount, if any, by which the aggregate price of the Company’s purchase options for such aircraft exceeds the consideration paid by the third-party purchaser for the same aircraft, not to exceed $15.0 million in aggregate. If the aircraft are not sold to a third party and MAB’s subsidiary has not otherwise entered into an operating lease with a third party for the aircraft, then the Company must pay MAB’s subsidiary $15.0 million. As of May 30, 2025, the Company has initiated the sales process and continues the return to service work on the remaining Spanish Scoopers. As of the quarter ended September 30, 2025, no sale has been completed, and the process remains ongoing. Because the sale price and outcome, as well as the parties’ respective rights, duties, and obligations under the contract, remain uncertain, the Company is unable to reasonably estimate a potential loss, if any, related to this contingency. Accordingly, no liability has been recorded in the condensed consolidated financial statements as of September 30, 2025. The Company will continue to monitor the situation and assess the need for recognition or further disclosure in future periods.
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
As of September 30, 2025 and December 31, 2024, we did not have any other relationships with special purpose or variable interest entities which have been established for the purpose of facilitating off-balance sheet arrangement, which have not been consolidated in the consolidated financial statements of the Company. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.

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
The Omnibus Plan expires on January 23, 2033 and authorizes 17,078,863 shares of Common Stock for grant during the life of the Omnibus Plan. As of September 30, 2025, 9,264,913 shares of Common Stock remain available under the Omnibus Plan.
As of September 30, 2025, the Company has granted participants RSUs under the Omnibus Plan. The fair value of RSUs is determined based on the quoted market price of the Common Stock on the date of grant. Compensation cost for the RSUs is recognized over the requisite service period based on a graded-vesting method. The Company accounts for forfeitures as they occur. Stock-based compensation is included in both Cost of revenues and Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. Upon vesting of each RSU, the Company will issue one share of Common Stock to the RSU holder.
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
No goodwill impairment charges were recorded for the three and nine months ended September 30, 2025 or 2024.
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

Investments
We hold equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment, totaling $5.5 million and $5.0 million as of September 30, 2025 and December 31, 2024, respectively.
Variable Interest Entities
We follow ASC 810-10-15 guidance with respect to accounting for VIEs. These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances. For the three and nine months ended September 30, 2025 and 2024, Northern Fire Management Services, LLC, a VIE of which the Company was identified as the primary beneficiary, is consolidated into our financial statements. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
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

We will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by our emerging growth company status may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three and nine months ended September 30, 2025 and the year ended December 31, 2024.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2025, with regard to the material weaknesses described below.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is involved in legal proceedings and litigation in the ordinary course of business. Other than routine litigation incidental to the Company’s business, there are no material pending legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.
ITEM 1A. RISK FACTORS.
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2024 for a discussion of our risk factors. There have been no material changes during the three months ended September 30, 2025 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2024.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

10.1
Credit Agreement, dated as of October 28, 2025, by and among Bridger Aerospace Group Holdings, Inc., Bain Capital Credit, LP, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2025).

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

Date: November 7, 2025

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

	By:	/s/ Sam Davis
	Name:	Sam Davis
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Gerratt
	Name:	Eric Gerratt
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)