Form 10-K
period 2025-12-31
Bridger Aerospace Group Holdings, Inc.
filed 2026-03-06
CIK 1941536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $76.3 million.
As of March 3, 2026, there were 55,923,319 shares of Common Stock, $0.0001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that include risks and uncertainties. Statements that are not current or historical facts, including statements about the beliefs and expectations of Bridger Aerospace Group Holdings, Inc. (the “Company,” “Bridger,” “we” or “us”), are forward-looking statements. Forward-looking statements generally are accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “project,” “forecast,” “predict,” “poised,” “positioned,” “potential,” “seem,” “seek,” “future,” “outlook,” “target” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements regarding: (1) the anticipated expansion of Bridger’s operations and increased deployment of Bridger’s aircraft fleet, the anticipated benefits therefrom and the ultimate structure of such acquisitions and/or right to use arrangements; (2) Bridger’s business and growth plans and future financial performance; (3) current and future demand for aerial firefighting services, including the duration or severity of any domestic or international wildfire seasons; (4) the magnitude, timing, and benefits from any cost reduction actions; (5) Bridger’s exploration of, need for, or completion of any future financings; (6) Bridger’s potential sources of liquidity and capital resources; and (7) anticipated investments in additional aircraft, capital resources, and research and development and the effect of these investments. These statements are based on various assumptions and estimates, that Bridger believes to be reasonable when made, but may not prove to be accurate. Forward-looking statements are not guarantees and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. These forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, those factors discussed in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Operations” and elsewhere in this report. Many of those factors are outside of Bridger’s control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than described herein. In addition, forward-looking statements reflect Bridger’s expectations, plans or forecasts of future events and views as of the date of this Annual Report on Form 10-K. Bridger anticipates that subsequent events and developments will cause Bridger’s assessments to change. Except to the extent required by law, Bridger undertakes no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. These forward-looking statements should not be relied upon as representing Bridger’s assessments as of any date subsequent to the date of this Annual Report on Form 10-K. Accordingly, undue reliance should not be placed upon the forward-looking statements contained in this Annual Report on Form 10-K.
ii

PART I
ITEM 1. BUSINESS.
Business Overview
Bridger provides aerial wildfire surveillance, relief and suppression, and aerial firefighting services using next-generation technology and environmentally friendly and sustainable firefighting methods primarily throughout the United States, as well as airframe modification and integration solutions for governmental and commercial customers. Our mission is to deploy the most advanced technologies in aviation to protect lives, property, critical infrastructure, and the environment, delivering these capabilities where they are needed most, from wildfire response to defense and beyond. Through innovation and the use of advanced technology and software, focusing on aerial firefighting, disaster response, government applications and public safety, Bridger aims to set the global standard in aviation services.
Bridger was founded in 2014 in Bozeman, Montana by Tim Sheehy, former U.S. Navy SEAL officer and current United States Senator. Mr. Sheehy, who served as the Company’s initial Chief Executive Officer, envisioned applying advanced aviation technologies and combat-derived capabilities developed in military operations to combat wildfires. Since its founding, Bridger has built upon this foundation and is expanding its specialized aerial capabilities beyond traditional wildfire suppression to include mission-adjacent services for governmental and commercial customers.
On January 24, 2023, Bridger completed a reverse recapitalization (the “Reverse Recapitalization”) with Jack Creek Investment Corp. (“JCIC”). As a result of the Reverse Recapitalization, Bridger and its subsidiaries prior to the consummation of the Reverse Recapitalization and JCIC each became wholly-owned subsidiaries of the Company.
The current Chief Executive Officer, Sam Davis, was one of the original members of the Bridger leadership team. Mr. Davis rose through the ranks, contributing to the expansion of the fleet from a small number of legacy aircraft to its current scale and the broadening of the Company’s service offerings. Following Mr. Sheehy’s election to the United States Senate in 2024, Mr. Davis was appointed Chief Executive Officer by unanimous Board of Directors vote based on his successful leadership as Interim CEO. Under Mr. Davis’s stewardship, and with the support of a strong leadership team, the Company continues to pave the way as a full-spectrum aerial service provider in the field of aerial wildfire management, offering technology and services to provide front-line firefighters and incident commanders with critical fire data, overhead surveillance, and suppression support.
As of December 31, 2025, the Company has a team of 235 employees headquartered in Belgrade, Montana. The Company’s workforce includes pilots, maintenance personnel, engineers, developers, and support staff who provide aerial wildfire surveillance, suppression and related services, as well as customized airframe modification and integration solutions.
Business Description
Our portfolio is organized across three core offerings:
Fire Suppression: Consists of deploying CL-415EAF (“Super Scooper”) aircraft to drop large amounts of water as part of the initial and direct attack to slow, contain, and extinguish wildfires.
Aerial Surveillance: Consists of providing aerial surveillance via manned (“Air Attack”) aircraft for fire suppression aircraft over an incident and providing tactical coordination with the incident commander.
Maintenance, Repair and Overhaul (“MRO”): Consists of maintenance and repair services for return-to-service upgrades of certain Canadair CL-215 Amphibious (“Spanish Scoopers”) aircraft as well as airframe modification and integration solutions for governmental and commercial customers.
Fire Suppression
We provide direct aerial firefighting support for ground crews by operating Super Scoopers. These specialized amphibious aircraft drop high volumes of water directly onto active wildfires, complementing traditional ground-based suppression efforts. Many wildfires occur near major water sources, making it more time- and fuel-efficient to deploy Super Scoopers.
Aerial Surveillance
Wildfires can spread quickly and change course very rapidly. Our aerial surveillance services provide decision-makers rapid, current intelligence from useful aerial vantage points, giving them access to key information to support more effective deployment of ground firefighters and improved safety for the public at large. Our aerial surveillance services leverage Air Attack aircraft and sensor-enhanced manned aircraft for early detection, perimeter mapping, real-time video downlink, and command and control.

We have nine years of experience in providing U.S. Forest Service (“USFS”) Type 1 Air Tactical Group Supervisors (“ATGS”), and the related aerial platform, to relay the necessary information, to ground-based Interagency Incident Commanders (“Incident Commanders”), who are responsible for the overall management of the wildfire and determine how resources are deployed. We are one of the largest air tactical group platform providers in the U.S. and have contracts covering 100% of the U.S.
Our Multi-Mission Aircraft (“MMA”) are purpose-configured to support modern wildfire and government operations, delivering persistent aerial intelligence, command and control, and real-time situational awareness across unpredictable fire environments. Equipped with advanced sensors and communications systems, MMA enable early detection, fire behavior monitoring, and coordinated response, linking air and ground resources with actionable, time sensitive information.
Our integrated software capabilities (“Ignis”) further elevate the MMA capability by transforming airborne sensor data into real-time, incident-ready intelligence. Beyond providing real-time data, Ignis delivers a complete operational solution, streaming live video, geo-referenced imagery, and interactive mapping over Starlink directly into the incident workspace for immediate access via web and mobile devices.
MRO
We provide maintenance and repair services for return-to-service upgrades of the Spanish Scoopers. We also provide turnkey aerospace engineering services, including operations support, aircraft modification, and airworthiness certification for manned and unmanned, rotary- and fixed-wing platforms. These solutions serve both our own aircraft and governmental/commercial customers as a full integration package.
Our Aircraft
The Company deploys modern technology for real-time surveillance, data collection, and mission execution to support wildfire suppression as well as broader emergency response and resource management operations. Bridger maintains an expansive fleet of specialized firefighting aircraft primarily stationed in three hangars at the Bozeman Yellowstone International Airport in Belgrade, Montana. These aircraft form the foundation of the Company’s service offerings. Bridger continually invests in fleet expansion and modernization to enhance operational capabilities across diverse mission profiles, including wildfire suppression and other emergency and governmental aerial operations,
We currently operate an aircraft fleet of nineteen planes, comprised of the following:
•Eight Super Scoopers
◦Six Super Scoopers (which operate primarily in North America, primarily in the United States of America);
◦Two Spanish Scoopers (acquired in December 2025);
•Four Daher Kodiak 100s (“Daher Kodiaks”);
•Four Pilatus PC-12 (“Pilatus”) (three owned and one leased);
•Two Beechcraft King Air 350 (“King Air”); and
•One Twin Commander (“Twin Commander”).
Super Scooper Fleet
The Super Scooper is the only aircraft designed and built to fight wildfires and can fly more aggressively in extreme terrains than all other aircraft with equal or greater water capacity. The Super Scooper is an amphibious aircraft that skims the surface of a body of water to scoop water into onboard tanks to drop on a fire. The specific design of the Super Scooper allows for an aggressive low-altitude flight profile, which enables pilots to deliver their drops with more precision, hitting the fire harder and extinguishing it faster. Super Scoopers can scoop up to 1,412 gallons of water in approximately 12 seconds, and historically with 90% of wildfires within 20 miles of a major water source (see graph below), Super Scoopers provide an extremely effective tool to economically deliver large amounts of water to a fire without having to return to an airport to refill the water tanks. With a water source within a five-mile radius, the Super Scooper can drop on its target up to every seven minutes for a total of approximately 35 drops, or 50,000 gallons of water, before needing to refuel. As a result of our operations of these Super Scooper assets, in conjunction with our Air Attack fleet, we believe that we are one of the most full-spectrum aerial fire service providers in North America.

100
90
80
70
60
50
40
30
20
10
0
Percentage of fires
0
2
4
6
8
10
12
14
16
18
20
Miles to body of water
Helicopter-accessible bodies of water
Scooper-accessible bodies of water

Source: 2012 Air Attack Against Wildfire Study by the Rand Homeland Security and Defense Center.
The Super Scooper aircraft has an excellent safety record, short take-off and landing capabilities (“STOL”) and a multi-crew flight deck. The Super Scooper has a cruising speed of 207 miles per hour. Additionally, the Super Scooper is a highly efficient aircraft when fighting wildland fires and has the ability to drop a higher volume of liquid than retardant-dropping fixed-wing aircraft over the same amount of time due to its ability to gather water from nearby bodies of water.
We have never been assessed with any safety violations and/or citations, nor have any of our aircraft, including our Super Scooper aircraft, ever been involved in any crashes or serious injuries. Our operations are governed by a comprehensive Safety Management System (“SMS”) specifically designed to proactively identify and mitigate risk, which has been formally audited by both the Federal Aviation Administration (“FAA”), third party auditors, the USFS, and the Department of Interior (“DOI”).
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
Source: United States Department of Agriculture Amphibious Water Scooper Aircraft Operations Plan 2016.
Aerial Surveillance Fleet
Our Air Attack fleet provides high level situational awareness of fire growth, ground firefighting elements, other aircraft within the fire traffic area, and changing weather conditions to Incident Commanders. Each aircraft is outfitted with a broad suite of communication technologies. The Daher Kodiaks and Pilatus are known for their rugged build and versatility in landing on challenging terrain, which is an asset given the inconsistent and harsh flying conditions that challenge aerial firefighting. Our Air Attack fleet is suitable for STOL, allowing for deployment in a greater range of scenarios. A high level of reliability allows the aircraft to be serviced and available on contract for more days, with fewer unscheduled in-field maintenance events. Above active wildfires, the aircraft can maintain the fuel efficiency required to loiter for four to seven hours with slow and stable flight characteristics, offering the ATGS greater visibility. Our newest platform, the King Air, gives us greater speed, higher payload, and greater distance for multi-mission work. The introduction of this platform to our fleet was strategic as a next generation platform to service larger capacity to match the trends in progressive wildfire management. Bridger is using its internal capabilities to stay on the leading edge with its sensor enhanced aircraft taking mission specific aircraft configurations and delivering critical data real-time to manage wildfire effectively.
Our MMA fleet delivers persistent aerial intelligence that enhances wildfire detection, monitoring, and coordination across the incident lifecycle. Equipped with advanced sensing, mapping, and communications systems, MMA provide Incident Command with real-time visibility into fire behavior, perimeter growth, heat signatures, weather influences, and resource movement, well beyond line-of-sight limitations. Designed for long endurance and stable loiter profiles, these aircraft remain on station for extended periods, continuously feeding actionable intelligence to air and ground decision-makers. Their modular architecture allows rapid adaptation to evolving mission needs, making MMA a force multiplier for initial attack, extended operations, and large-fire management while improving safety, efficiency, and operational outcomes.
Key Market Drivers and Opportunities
There are several key market drivers and opportunities for our business, including:
Recent legislation supporting fleet expansion and modernization
The Aerial Firefighting Enhancement Act of 2025, signed into law in June 2025, reauthorizes the Department of War to sell excess aircraft and parts for wildfire suppression purposes through 2035, expanding allowable uses to include water delivery in addition to fire retardant. This legislation directly facilitates access to cost-effective aircraft assets, creating opportunities for private operators like Bridger to acquire and integrate next-generation platforms, thereby expanding capacity to meet rising demand for efficient suppression methods.

Budgetary and structural shifts in federal wildfire management
The proposed consolidation of federal wildfire programs under the U.S. Wildland Fire Service (“USWFS”) within the DOI, as outlined in the Fiscal Year 2026 budget requests from DOI and the U.S. Department of Agriculture (“USDA”), aims to unify suppression, preparedness, and mitigation efforts across agencies. While Congress did not approve full funding for integrating USFS programs (under USDA) into DOI in the FY2026 appropriations, the initiative has advanced within DOI, unifying its internal wildfire operations (e.g., the Bureau of Land Management, the National Park Service, the Bureau of Indian Affairs, the U.S. Fish and Wildfire Service) under USWFS. This partial shift, supported by an Executive Order in June 2025 and Secretary Order 3443 in September 2025, streamlines coordination and could increase contracting opportunities for private aerial providers as federal agencies prioritize efficient, technology-enabled responses. Additionally, sustained funding for wildfire suppression (e.g., $1.39 billion for operations and $2.85 billion for the Wildfire Suppression Operations Reserve Fund in FY2026) underscores opportunities for expanded governmental missions, including surveillance and resource management beyond traditional wildfire suppression.
Federal and state funding for wildfire control
National funding for wildfire management is appropriated by Congress, and each state pays for wildland firefighting slightly differently. While fire suppression activities on wildlands in the U.S. are financed through federal funds, budget-making processes may restrict the amount allocated. According to the National Interagency Fire Center (“NIFC”) Suppression Costs Data, the average annual federal government fire suppression spending was $3.0 billion for the five-year period from 2019 to 2023, an increase of 28%, compared to $2.3 billion of average annual spending for the previous five-year period from 2014 to 2018. In addition, federal wildland fire management funding nationwide increased from about $6.2 billion in 2024 to roughly $7.3 billion in 2025, reflecting higher appropriations for both the USFS and the DOI to support wildfire suppression, preparedness, and fuels management. The funding is allocated to the DOI and the USFS. Our company then enters into short, medium and long-term contracts with federal agencies. On the state level, we are generally seeing significant increases in the number of state governments and private entities who are preparing themselves for the new fire reality. For example, in July 2023, the federal government announced the allocation of $185.0 million to support wildland fire management nationwide in 2023 and to assist land managers in planning for wildfire management activities in fiscal year 2024. This investment builds on $278.0 million, announced in March 2023 and December 2022, already allocated in 2023. In 2021, Washington State invested $328.0 million over the five following years to fight wildfires. While this level of commitment is notable, it is reflective of the increased awareness across federal, state, and private entities that wildfire risk has entered a new era of severity.
Given our long-standing customer relationships with governmental bodies, we have an opportunity to fulfill this increased demand for firefighting services driven by longer and more severe fire seasons. We view the increased demand as a means to further government agency ties and to capitalize on new aircraft investments.
Investments in mitigation and preparedness
Programs like the Community Wildfire Defense Grants, funded at $200 million in FY2025 for risk reduction projects across states and tribes, highlight growing federal emphasis on proactive measures (with continued funding and application rounds into FY2026 per USFS updates). Coupled with bills such as the Emergency Wildfire Fighting Technology Act of 2025 (H.R.836), which mandates evaluation of innovative aerial systems, and the Modernizing Wildfire Safety and Prevention Act of 2025, these initiatives drive demand for advanced aerial platforms and data-driven solutions, positioning companies with versatile fleets for long-term contracts.
In addition, federal leadership and proposed mandates underscore the priority of reducing wildfire response times to enhance initial attack success. Chief Brian Fennessy, appointed inaugural Chief of the USWFS under the DOI in January 2026, has emphasized that “wildfire response depends on coordination, clarity, and speed,” aligning with DOI efforts to streamline operations and improve efficiency in response to escalating wildfire risks (per Secretary’s Order 3443 and related announcements). Proposed legislation, including the Wildfire Response and Preparedness Act of 2025 (H.R. 4038), would establish national goals for response times of not more than 30 minutes (to the extent practicable) for incident evaluation and deployment of suppression assets within hours, compared to current initial attack response times which can span multiple hours (and often longer in remote western areas), reflecting ongoing congressional focus on faster containment to limit fire spread and damage. These developments support increased opportunities for aerial surveillance, rapid suppression, and technology-enabled services to meet evolving federal preparedness and response objectives.

Prolonged and year-round wildfire seasons
Climate change has contributed to extended wildfire seasons in many regions, particularly in the western United States, where fire seasons now start earlier, last longer into the fall, and include more frequent activity outside traditional summer peaks. According to the U.S. Environmental Protection Agency (“EPA”) Climate Change Indicators: Wildfires (updated as of 2025), an increase in the length of the fire season has been observed in some areas, driven by factors such as earlier spring melting, reduced snowpack, increased temperatures, and drought, which reduce water availability and dry fuels more readily. This shift erodes the concept of a distinct “off-season” (historically October to May in some western contexts) and heightens year-round demand for aerial surveillance, suppression, and emergency response capabilities.
According to an article on wildland fire research by the EPA, an “increase in acres burned can be attributed to several factors, including more than 100 years of fire suppression that has resulted in a build-up of burnable material, and a changing climate with hotter and drier conditions. Collectively these factors contribute to the increasing size and severity of wildfires.”
Human presence in the wildland-urban interface
Areas where human development intersects with undeveloped wildland vegetation, known as wildland-urban interface (“WUI”), continue to expand across the United States. According to USFS research, the WUI now encompasses approximately 9.4% of the land area of the contiguous United States yet contains more than 44 million homes, roughly 32% of all housing nationwide. From 1990 to 2020 the number of homes located in the WUI increased by nearly 46%, while WUI acreage grew by approximately 31%, placing more communities in areas exposed to wildfire risk. As residential development continues to expand into fire-prone landscapes, the number of people and assets vulnerable to wildfire has grown significantly. At the same time, national wildfire data compiled by the NIFC show that annual acreage burned varies widely year-to-year but regularly reaches millions of acres and exceeded 10 million acres in several recent seasons. As the WUI areas continue to grow and wildfires grow larger, more aggressive firefighting strategies are necessary to ensure public safety.
These trends have led the U.S. federal government to increase spending on fire suppression, with a compound annual growth rate of 7.0%, since 1985 to $3.2 billion in 2025, according to the NIFC Suppression Costs Data. Even with this increased spending and demand, unfulfilled requests for fixed wing aircraft for aerial firefighting grew at a compound annual growth rate of 4.6% between 2002 and 2025, with 738 unfulfilled requests in 2025, according to National Interagency Coordination Center.
Escalating fuels management challenges drive continued demand for fire suppression
There are around 500 million acres of federal land susceptible to wildfire and some estimates say nearly 100 million of that needs to be treated at any point in time. Current estimates are that approximately 2 million are treated on average annually through thinning, prescribed burns and targeted grazing. Even with draft legislation targeting proactive fuels management, it is quite likely it could take decades to counter the extent to which we have unmanaged forests and the continued heat and drought conditions that are creating more concentrated wildfire fuels. The aggressive management of these wildfires is best handled with Bridger’s Super Scoopers, purpose-built to directly attack fire when they first break out and in the critical moments when it can be extinguished or contained. Fire plays a vital, natural role in the wildland ecosystem, but today’s frequent megafires disrupt the balance, necessitating rapid, aggressive suppression to keep them contained as smaller, more natural burns.
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

While the North American wildfire off-season has historically occurred between October and May, fires are starting earlier in the spring and lasting deeper into the fall and winter according to the EPA. The U.S. fire season is also lengthening on a consistent basis – according to Climate Central, the U.S. fire season is on average 105 days longer than it was in 1970. Climate Central also reported that the average number of large fires (greater than 1,000 acres) burning each year had tripled between the period of the 1970s to the 2010s, and the acres burned by such fires showed a six-fold increase in the 2010s compared to the 1970s. Climate Central attributes the lengthening wildfire season to factors including warmer springs, longer summer dry seasons and drier soils and vegetation, with climate change threatening to increase the extent and severity of these fires. The United States national fire preparedness level has increased over time. The five preparedness levels range from the lowest (1) to the highest (5); and are dictated by fuel and weather conditions, fire activity and fire suppression resource availability throughout the country. Level 5 represents that several geographic areas are experiencing large, complex wildfire incidents, which have the potential to exhaust national wildland firefighting resources, while Level 1 represents that there is very minimal fire activity. According to data provided by the NIFC, the average U.S. fire preparedness level during the main wildfire season (June through September) has increased over time: during the past five years (2021 – 2025) the average U.S. fire preparedness level was 3.35, while the average U.S. fire preparedness level since 1990 was 2.83.
Increased demand and limited supply of purpose-built suppression aircraft
Wildfire activity in 2025 demonstrated a meaningful shift toward earlier, more effective suppression. While the number of flight hours flown increased as aerial assets were mobilized sooner and more frequently, the total acres burned declined to approximately 5.1 million acres. This reduction is directly attributable to early callouts of aerial resources and rapid initial attack, enabling immediate response during critical ignition windows. The data underscores a clear operational outcome: increased aerial utilization up front materially reduces fire growth, limits downstream impacts, and improves overall wildfire containment and cost efficiency.
Super Scoopers are multi-engine airtankers built specifically for wildland firefighting. They are highly effective at fighting fires and have historically only been owned and operated by foreign governments throughout Canada and the European Union and as a result, used amphibious scooping aircraft are difficult to locate and obtain in the United States. We are an original customer for Longview Aviation Services Inc.’s (“LAS”) launch of their Super Scooper Program, with Viking as the original manufacturer. De Havilland now owns the type certificate and intends to launch the new version of the Super Scooper, referred to as the De Havilland Canadair (“DHC”) 515. However, once the approximately 20 orders (all provinces or countries) are all filled, the production line is anticipated to be unavailable until the 2030s. Fortunately, the DHC 515 and the turbine variants owned by Bridger are very similar so Bridger is achieving synergies as one of the biggest operators of the Super Scooper. This in turn helps De Havilland re-establish a robust production line and supply chain.
On November 17, 2023, we entered into a series of agreements with MAB Funding, LLC (“MAB”) and its subsidiary designed to facilitate the purchase and return to service of four Spanish Scoopers originally awarded to the Company in September 2023 via a public tender process from the Government of Spain for €40.3 million. The terms of the agreements provide that the Company will manage the return-to-service upgrades of the Spanish Scoopers while they are owned and funded by MAB. The Company has the right, but not the obligation, to acquire each aircraft as it is ready to be contracted and returned to service. On December 23, 2025, we purchased two of the Spanish Scoopers from MAB for an aggregate purchase price of $50.0 million.
Given the limited supply of purpose-built multi-engine airtankers, upkeep and maintenance of existing aircraft is vital to minimize lapses in firefighting services occurring during wildfire season and to reduce the impact of any disruptions that occur. Bridger has a strong track record of managing its uptime to receive deployment orders and remain available on contract. All aircraft travel with mobile repair units to support in-field repairs and minimize on-contract downtime.
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
Purpose-built aircraft that can drop higher volumes of water
Our Super Scooper aircraft are the latest model in the De Havilland production line and feature enhanced industry technology.
•Higher cruising speed;

•Suitability for mountainous terrain;
•STOL on asphalt, gravel and water;
•Lower speed during water-bombing (low and slow flight); and
•Improved operational efficiency.
The Super Scooper leverages modern turbine engines to deliver superior high-altitude performance. The Super Scooper is able to reload in under a minute, compared to a reload time of approximately 30 minutes to one hour for other air tankers, depending on base capabilities, enabling the Super Scooper to make more drops in the same amount of time. The Super Scooper can drop approximately 50,000 gallons before requiring refueling, while the largest tanker in the market can only drop 30,000 gallons of retardant before needing to refuel and reload retardant. The Super Scooper aircraft allow for rapid delivery of water strikes to extinguish wildfires, particularly when deployed in tandem or larger groups to allow for continuous water-delivery as aircraft return to the water source. Bridger operates the largest commercial Super Scooper fleet worldwide, enhancing its competitive position in rapid-response suppression.
Highly-skilled crew of pilots and maintenance personnel
We maintain a dedicated team of captains on staff as part of the Super Scooper flight crew. Each captain has thousands of hours of flight time. All flight crew have a minimum of four years of aerial firefighting experience. Recurrent training for all flight crew is required in a Level D full motion flight simulator each year.
Each of our pilots attends annual and recurrent training specific to the aircraft they operate and to meet our standards of safety and standard operating procedures. Each pilot that flies an aircraft on contract for a government agency receives a certification card on an annual basis that validates they are qualified by the government to safely operate the aircraft while on contract.
In addition, we maintain a seasoned team of crew chiefs on staff as part of the Super Scooper maintenance crew. Each crew chief has thousands of hours maintaining aircraft in the De Havilland family and are familiar with firefighting operations. Factory training is mandatory for all of the maintenance team specific to the aircraft and components they maintain. They are also required to complete company-specific training courses regarding safety, standard operating procedures and systems in which they track and sign-off on maintenance logs.
Competitive compensation and long-term investment in our team
Bridger remains committed to competitive base compensation for all employees, including pilots. We deliberately avoid variable or performance-based pay structures for pilots to eliminate any potential incentives for unsafe mission decisions and to reinforce our long-term investment in our team members' stability and well-being. We invest heavily in comprehensive training for all operations personnel, including on-the-job experience and instructor-led programs. This creates tangible career value, enhances skills, and supports professional growth in a demanding field. Additionally, our fleet, featuring the iconic Super Scoopers, serves as a powerful attraction and retention tool. Pilots seeking hands-on wildfire suppression experience can progress to flying these rare multi-engine seaplanes, building expertise over time through demonstrated performance and structured advancement opportunities.
Long-standing client relationships
Bridger delivers aerial wildfire suppression and support to federal customers, including the USFS and the DOI, now operating as the USWFS, as well as to numerous state agencies across high-risk fire regions. Bridger has earned strong customer trust through its consistent commitment to safe, reliable operations, guided by an established SMS and a culture of continuous improvement. The company currently holds multiple active federal and state contracts, including a multi-year award received in 2021 for nationwide Super Scooper fire suppression services. That contract runs through the end of the 2026 fire season.

Our relationship with the USFS involves two material service agreements: Contract No. 1202SA21T9009, dated as of June 3, 2021 (“Call-When-Needed Water Scooper Contract”), and a National Multiple Award Task Order Contract (“MATOC”), pursuant to which we provide light fixed wing aircraft firefighting services on an exclusive use basis for the Northern, Rocky Mountain, Southwestern, Intermountain and Pacific Southwest regions, as defined by the U.S. Department of Agriculture. Under the Call-When-Needed Water Scooper Contract, we provide Super Scooper aircraft services for wildland firefighting on a national basis for a period of four years. The initial four‑year term commenced on June 3, 2021. To extend this long‑standing relationship, the contract was extended through September 30, 2026. These extensions underscore the strength and durability of our partnership with the USFS. We generate revenue under the Call-When-Needed Water Scooper Contract from task orders placed by the USFS. Under the terms of the Call-When-Needed Water Scooper Contract, the USFS reserves the right to terminate the Call-When-Needed Water Scooper Contract, or any part thereof, for its sole convenience or in the event of any default by us. All of our light fixed-wing Air Attack aircraft and the multi-mission Pilatus are available under the MATOC.
Our Growth Strategy
Acquire and deploy additional aircraft to meet increased demand
We are an original customer for the Super Scooper Program and as a result, used amphibious scooping aircraft are difficult to locate and obtain. The manufacturer has only made a limited number of new Super Scoopers available for sale between 2020 and 2025, of which the Company has purchased six.
Domestic and international expansion
We are committed to expanding our market share and service offerings both domestically and internationally. We currently have contracts in place with the USFS, the DOI, Bureau of Indian Affairs, Bureau of Land Management, State of Washington Department of Natural Resources, Alaska Division of Forestry and Fire Protection, Cal Fire, Colorado Department of Public Safety Division of Fire Prevention and Control, Minnesota Department of Natural Resources, Montana Department of Natural Resources and Conservation, Nevada Department of Conservation and Natural Resources, Oregon Department of Forestry, and Alberta Forestry Division Wildfire Management Branch.
We plan to expand into additional domestic markets by leveraging existing relationships and establishing dedicated local market teams. This includes cultivating demand in new states as they develop or expand aerial firefighting aviation programs, while positioning Bridger to secure growing federal contracts that incorporate more aircraft and enhanced capabilities over time. This approach builds on our proven track record of maintaining strong, long-standing relationships with federal and state agencies. By engaging directly in the field, collecting near real-time feedback, and conducting regular sessions to incorporate improvements and plan ahead, we continuously enhance operations and position ourselves for expanded awards.
We are exploring the possibility of operating internationally, in both fire suppression and surveillance. The two Spanish Scoopers purchased December 2025 will remain in Europe for the first part of 2026 to assess operations outside of the U.S.
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
Seasonality
Our operating results are impacted by seasonality. Climate conditions and other factors that may influence our revenues may vary each quarter. Some of these factors are outside of our control, including but not limited to:
•forest fires tend to have a higher occurrence during the summer months and during times of drought, but can vary in size, intensity, duration, frequency, and location;
•climate change and changes in global temperatures occur over time;
•unexpected weather patterns, natural disasters or other events that increase or decrease the rate or intensity of wildfires or impair our ability to perform firefighting services; and
•changes in governmental regulations or in the status of our regulatory approvals or applications.

Because wildfires occur at different times in different parts of the country, we operate on a year-round basis. However, historically the majority of wildfires occur in the second and third quarters, so the demand for our services has generally been higher in the second and third quarters of each fiscal year due to the timing and duration of the North American wildfire season with lower demand in the winter months. As a result, seasonality and the varying intensity of the fire season have caused, and may continue to cause, our operating results to fluctuate significantly from quarter to quarter and year to year.
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
Our Competitors
Our primary competitor is a private aerial firefighting operator that currently manages four CL-415s, three Type II Dash 8-400ATs, and seven Avro RJ85s, which are designed to drop fire retardant. This company’s only direct competitive airframe against our Super Scoopers is its CL-415s. However, given the significant unmet capacity in the U.S. market for amphibious scooping aircraft, we rarely compete directly for the same missions.
Other aircraft types may compete based on retardant or water delivery capacity, including Very Large Air Tankers (“VLATs”), Large Air Tankers (“LATs”), single-engine amphibious scoopers such as the Fireboss (Type III SEAT), and Type 1 helicopters. VLATs and LATs deliver large retardant loads suited for indirect attack and fire line creation but require airport-based reloads, limiting rapid, repeated drops. Fire Boss aircraft support quick initial attack on smaller fires but with lower capacity. Type 1 helicopters offer precision and versatility but carry less volume per load and have higher operating costs per gallon. In contrast, Super Scoopers enable rapid scooping from nearby water sources, facilitating efficient initial and direct attack strategies that contain fires early, limit growth into megafires and reduce overall devastation. This capability complements other assets in multi-aircraft responses and positions us well for scenarios requiring high volume, water-based suppression near accessible water bodies.
Our Super Scooper program is not intended to replace retardant-dropping aircraft. Fire retardant, frequently deployed by large air tankers, slows fire spread and creates perimeters or containment lines. While fires can occasionally burn through retardant lines, it remains a valuable tool in wildfire management. When combined with Super Scooper water drops, retardant enhances overall effectiveness in controlling and slowing the spread of wildfires.
We believe our ability to compete successfully depends on a number of factors, which may change in the future due to increased competition, including the price of our offerings, consumer confidence in the safety and efficacy of our offerings and consumer satisfaction for the solutions we offer. Additionally, we may compete with other aerial firefighting operators for federal and state budget dollars, and for various governmental service programs that support aerial firefighting programs.
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
As of December 31, 2025 and 2024, the Company had backlog of $14.0 million and $8.1 million, respectively. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers and may not be indicative of continuing revenue performance over future fiscal quarters.

Human Capital
Our employees are critical to our success. On December 31, 2025, we had 235 employees. We have high selection standards, recruiting individuals with specific technical skills and demonstrated ability to work independently in a wide variety of work environments. Prior to joining our company, many of our employees had prior experience working for a wide variety of reputed research, commercial and military aerospace and non-aerospace organizations. As a company founded by veterans, we seek to employ qualified veterans and draw upon the experiences of their shared military background including their strategic mindset, management skillset and high level of discipline. As of December 31, 2025, approximately one out of six of our employees is a veteran of the U.S. military.
To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good. We routinely solicit feedback from our entire employee base and empower individuals by encouraging them to formulate solutions and process improvements no matter the level of role. Accordingly, our voluntary turnover is very low, employee engagement is high and we have not experienced any interruptions of operations due to labor disagreements. Our employees are not subject to collective bargaining agreements or represented by labor unions.
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
Employee Trainings
To address the inherently dangerous nature of the job, we adhere to achieving operational excellence and providing our employees with the means to further their development. All of our pilots are given extensive training during the winter months, regardless of tenure or previous experience. The trainings include classroom and online courses, simulators and in-plane time. We strive to have high industry standards and employ several dedicated pilot and airframe-specific trainers. Routinely, we fund enhanced workforce training in specific technical fields related to those employees’ desires. In one instance, we have had an employee who was hired as a facility cleaner and with further training and investment, the employee became a ground vehicle support manager and is now an aircraft mechanic. We also hire entry level mechanics and train them to obtain their airframe and powerplant certification, which allows them to perform maintenance on any aircraft unsupervised.
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
Employee Retention and Opportunity
We believe that attraction and retention of top talent from a variety of backgrounds is important and we employ policies and procedures to identify and recruit talent as well as policies to ensure pay equality. We have an Equal Employment Opportunity Policy whereby we commit to providing equal employment opportunity, promotion, services, or activities which operates for all qualified employees and applicants without regard to race, color, sex, sexual orientation, gender identity, gender expression, parental status, citizenship status, religion, national origin, disability, veteran status, age, marital status, pregnancy, genetic information or other legally protected status. We drive a culture that understands and respects differences. We rely heavily on recruiting internationally to work on our purpose-built aerial firefighting aircraft and identify the cultural benefits that these individuals bring to our company.

Governmental Regulation
Federal Aviation Administration
The regulations, policies and guidance issued by the FAA apply to the use and operation of our aircraft. We have been granted Air Carrier Certification Certificates under which we operate in the United States. Operators of aircraft are required to have proper licenses, permits and authorizations from the FAA and comply with the FAA’s insurance requirements for third-party liability and government property. While our aircraft are currently registered with the FAA, in the event of a change in ownership, the FAA license will be updated with current information. In that instance, once any such new vehicle registration applications are filed, the applications will serve as registrations until the FAA issues the new vehicle registrations, which will allow operations to continue during that period.
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
SMS System
Our SMS system is robust and a living tool used to promote safety first in all activities. This program has been in place nearly 2 years ahead of its FAA-mandated date of May 2027. All company departments are involved in cross-training and real-world exercises utilizing our Emergency Response Plan (“ERP”). We use outside observation to troubleshoot and fine tune for readiness. Our Director of Safety provides awareness to the CEO and conducts regular visits to off-site locations to observe and identify areas of possible concern. Immediate root cause methods are used to correct and mitigate needed areas.
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
•The unavailability of an aircraft due to loss, mechanical failure, lack of pilots or maintenance personnel, especially one of the Super Scoopers, would result in lower operating revenues for us for a period of time that cannot be determined and could be prolonged.
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
•There is a limited supply of new Super Scooper aircraft to purchase, and an inability to purchase additional Super Scooper aircraft could impede our ability to increase our revenue and net income.
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
As the owners and operators of certain aircraft, including the Super Scoopers, we believe that safety and reliability are two of the primary attributes that customers consider when selecting aerial firefighting services. Our failure to maintain standards of safety and reliability that are satisfactory to our customers may adversely impact our ability to retain current customers and attract new customers. We are at risk of adverse publicity stemming from any public incident involving our company, our people, or our brand. Such an incident could involve the actual or alleged behavior of any of our employees.
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
Our operations may also be negatively impacted by accidents or other safety-related events or investigations that occur in or near the airports and the hangars we utilize for our aerial firefighting services. For example, if an accident were to occur at or near one of our hangars that we rely on for certain flights, we may be unable to utilize that hangar until the accident has been cleared, any damages to the facilities have been repaired and any insurance, regulatory, or other investigations have been completed. Similarly, an adverse safety event by a third- party with respect to the Super Scooper or any of the other planes in our fleet could result in temporary or permanent bans on certain aircraft models by our current or future customers.

Our business is inherently risky in that it is fighting wildfires which are powerful and unpredictable.
The performance of our services necessitates that we interact with wildfires. Wildfires can be massively unpredictable, and while we have implemented safety protocols and systems, these protocols and systems cannot eliminate the risk of accidents. Further, to effectively fight fires, flight operations often require low-level flights and involve performing services in mountainous terrain, both of which increase the risks involved with our services. To protect against these dangers, we may be required to incur more expenses and/or implement time-consuming safety protocols and systems, which could cause our expenses to be higher than anticipated. We may also be more likely to experience an adverse safety event.
The unavailability of an aircraft due to loss, mechanical failure, lack of pilots or maintenance personnel, especially one of the Super Scoopers, would result in lower operating revenues for us for a period of time that cannot be determined and could be prolonged.
Aircraft loss for any reason could impact our ability to provide services. Short- or long-term unavailability of an aircraft may also result from an aging fleet or parts obsolescence. Replacement aircraft or replacement parts may not be available or only available with significant costs and/or delays.
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
Our aircraft have been modified to deploy our technology and support our existing firefighting tactics to fight wildfires. In particular, the Super Scooper is specially designed to fight forest fires with water and to refill from open bodies of water. If new technology or firefighting tactics are created or discovered that provide more powerful, more economic, faster, safer, more environmentally friendly firefighting services or that provide services that are otherwise superior in certain aspects to our current services, then we may see reduced demand for our services or be required to incur additional costs to adapt our fleet to such technologies or firefighting tactics. Additionally, current and potential government customers may push towards contracting services from customers with modernized fleets. All of these changes could narrow the scope of future contracts to exclude our existing assets, which could reduce demand for our services, our revenues and earnings.

Operations Risks
We rely on our IT systems to manage numerous aspects of our business. A cyber-based attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales and harm to our reputation.
We rely on IT networks and systems to operate and manage our business. Our IT networks and systems process, transmit and store personal and financial information and proprietary information of our business. The technology also allows us to coordinate our business across our operation bases and communicate with our employees and externally with customers, suppliers, partners and other third parties. While we believe we take reasonable steps to secure these IT networks and systems, and the data processed, transmitted and stored thereon, such networks, systems and data are susceptible to cyberattacks, viruses, malware, or other unauthorized access or damage (including by environmental, malicious, or negligent acts), which could result in unauthorized access to, or the release and public exposure of, our proprietary information or our users’ personal information. In addition, cyberattacks, viruses, malware, or other damage or unauthorized access to our IT networks and systems could result in damage, disruptions, or shutdowns to our platform. Any of the foregoing could cause substantial harm to our business, require us to make notifications to our customers, governmental authorities, or the media, and could result in litigation, investigations or inquiries by government authorities, or subject us to penalties, fines and other losses relating to the investigation and remediation of such an attack or other unauthorized access or damage to our IT systems and networks.
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
Data breaches of companies and governments continue to increase as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and we, our customers, and third parties increasingly store and transmit data by means of connected IT systems. Additionally, risks such as code anomalies, “Acts of God”, data leakage, cyber-fraud and human error pose a direct threat to our services, systems and data and could result in unauthorized access or block legitimate access to sensitive or confidential data regarding our operations, customers, employees and suppliers, including personal information.
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
The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could affect our operations, infrastructure and financial results. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change. We believe that rising global temperatures have been, and in the future are expected to be, one factor contributing to increasing rates and severity of wildfires. Climate change and global temperatures are impacted by many variables, however, and cannot be predicted with certainty. If global temperatures were to decrease, then the rate and severity of wildfires may decrease as well, resulting in lower demand for our services.
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
None of our employees are currently represented by a labor union. However, it is common throughout the aerospace industry generally for many employees at aerospace companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. We may also directly and indirectly depend upon other companies with unionized workforces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could harm our business, financial condition or operating results.

In October 2025, we entered into aircraft hangar subleases with terms of ten (10) years with an unrelated third party. If the sublessor declines to renew any of our aircraft hangar subleases, our operations and results of operations could be materially and adversely impacted.
Our current aircraft hangars (3) and improvement ramp (1) at Bozeman Yellowstone International Airport (collectively, the “Subleased Properties”) are subleased from an unrelated third party (the “Sublessor”) with initial sublease terms of ten (10) years each. These subleased properties are critical to our ability to provide maintenance on our aircraft and to support ongoing operations. Upon expiration of the initial terms, we have the right to renew each of the subleases for five (5) additional years (the “Renewal Terms”), with the sublease rent being reset to then applicable fair market value, but not more than ten percent (10%) above the then existing monthly rent. Our right to occupy the Subleased Properties following expiration of the Renewal Terms will be subject to a successful negotiation with the Sublessor. If we are unable to negotiate a further renewal on commercially reasonable terms, our operations could be materially and adversely impacted, and we may incur significant costs to identify, secure and configure suitable alternative hangar locations. In addition, the process of relocating or reconfiguring hangar facilities could divert significant management attention and resources, disrupt our maintenance activities, and lead to increased operating expenses.
Our lack of diversification with respect to the aircraft we use may subject us to negative economic, competitive and regulatory developments that disproportionately impact our aviation assets as compared to other fire suppression aircraft or alternative fire suppression services, which could adversely affect our ability to market and sell our services and our reputation.
Our fire suppression fleet is comprised mainly of Super Scooper aircraft, which is currently limited in supply (see the section of this Annual Report on Form 10-K entitled “Risk Factors — There is a limited supply of new Super Scooper aircraft to purchase, and an inability to purchase additional Super Scooper aircraft could impede our ability to increase our revenue and net income.”). Furthermore, regulations or restrictions that cause us to ground the fleet after a safety or maintenance event, whether or not in connection with us or our services, have the potential to significantly affect our ability to carry out our operations and generate revenue. A similar incident could also damage our reputation or the perception of safety or efficacy of the Super Scooper in fighting wildfires, which could negatively impact our business and results of operations.
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
Our quarterly and annual operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including but not limited to: forest fires tend to have a higher occurrence during the summer months and during times of drought, but are ultimately unpredictable; climate change and changes in global temperatures occur over time; unexpected weather patterns, natural disasters or other events that increase or decrease the rate or intensity of wildfires or impair our ability to perform firefighting services; and changes in governmental regulations or in the status of our regulatory approvals or applications. The individual or cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful or be a good indication of our current or future performance. For example, due to the condensed and less intense 2023 wildfire season, we experienced a decrease in demand for our wildfire surveillance, relief and suppression and aerial firefighting services and had fewer flight hours and standby days than prior years, which negatively impacted our results of operations for the 2023 wildfire season. Due to an earlier start to the 2024 and 2025 wildfire seasons, we experienced an increase in demand for our wildfire surveillance, relief and suppression and aerial firefighting services and had more flight hours and standby days than 2023, which positively impacted our results of operations for the 2024 and 2025 wildfire seasons and there is no assurance that such increase in demand before the typical fire season will occur in future years.
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
We derive a substantial portion of our revenue from contracts with the U.S. federal government (accounting for approximately 76% and 67% of our total revenue for the years ended December 31, 2025 and 2024, respectively) and may enter into additional contracts with the U.S. or foreign governments in the future. This subjects us to statutes and regulations applicable to companies doing business with the government, including the FAA. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. In addition, as a small business, we have been awarded certain government contracts based on our status under the applicable regulations of the Small Business Association. If we continue to expand and are unable to maintain this small business status, we may no longer be eligible to utilize the small business status to grow our business. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
All of our federal and state government contracts (accounting for approximately 78% and 81% of our total revenue for the years ended December 31, 2025 and 2024, respectively) are subject to the annual approval of appropriations being made by the applicable state or federal legislative bodies to fund the expenditures under these contracts. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:
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
Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the aerial firefighting spending priorities of the U.S. government, what challenges budget reductions will present for the aerial firefighting industry and whether annual appropriations bills for all agencies will be enacted for U.S. government fiscal year 2026 and thereafter due to many factors, including but not limited to, changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:
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
Our U.S. government business also is subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, the U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect our revenue, financial condition, and results of operations. These initiatives and changes to procurement practices may change the way U.S. government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations and cash flows. For example, contracts awarded under the United States Department of War’s Other Transaction Authority for research and prototypes generally require cost-sharing and may not follow, or may follow only in part, standard U.S. government contracting practices and terms, such as the Federal Acquisition Regulation and Cost Accounting Standards.
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
Our total revenues are concentrated among a small number of large customers. Sales to our three largest customers in the aggregate represented 87% of our total revenues for the year ended December 31, 2025, sales to our largest customer represented 66% of our total revenues for the year ended December 31, 2025, and two customers accounted for 69% of trade accounts receivable as of December 31, 2025. Sales to our two largest customers in the aggregate represented 73% of our total revenues for the year ended December 31, 2024, sales to our largest customer represented 61% of our total revenues for the year ended December 31, 2024, and three customers accounted for 72% of trade accounts receivable as of December 31, 2024. We are under continued pressure from our major customers to offer lower prices, extended payment terms, increased marketing and other allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and the market in which we operate is very competitive. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic negotiations in connection with open requests for proposals to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers. Changes in terms with, significant allowances for and collections from these customers could affect our operating results and cash flows. The loss of our main customers could adversely affect our business.
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
Our ability to produce our current and future systems, technologies and services and other components of operation is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers. Our reliance on suppliers to secure raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supplies of raw materials or supplied components on favorable terms or at all, which could result in delays in the provision of our services, our ability to repair and service our assets, or increased costs, any of which could harm our business, financial condition and results of operations. In particular, we rely on De Havilland (previously known as Viking, an affiliate of LAS), the manufacturer of our Super Scooper aircraft, to source and acquire the parts and materials needed to maintain our Super Scoopers and Bridger has not identified a readily available alternative supplier for certain of such parts. If we are unable to obtain (including as a result of a disruption to De Havilland’s business operations, supply lines or the impact of trade restrictions on De Havilland’s ability to source raw materials on a cost effective basis, or at all) the necessary parts and materials to maintain our Super Scooper aircraft from De Havilland, and if we are unable to identify an alternative supplier for such parts and materials in a timely manner, then our business operations, including the maintenance and performance of our Super Scooper aircraft, and results of operations would be adversely affected.
There is a limited supply of new Super Scooper aircraft to purchase, and an inability to purchase additional Super Scooper aircraft could impede our ability to increase our revenue and net income.
Currently, a majority of our revenue derives from services performed by the Super Scooper. The manufacturer has only made a limited number of Super Scoopers available for sale between 2020 and 2025. If we continue to focus operations on a single airframe for fire suppression and we do not expand our fleet to other aircraft, our operations may be impacted by the limited supply of new Super Scooper aircraft available to purchase, which creates a revenue ceiling until additional aircraft can be produced or acquired, which could adversely affect our results of operation and ability to obtain efficiencies of scale.

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
Financial and Capital Strategy Risks
We may require substantial additional funding to finance our operations and growth strategy, but adequate additional financing may not be available when we need it, on acceptable terms, or at all, and our ability to pursue equity financings may depend, in part, on the market price of our Common Stock.
We financed our operations and capital expenditures in prior periods primarily through a combination of private equity financings and debt issuances, including the $160.0 million Series 2022 Bonds issued in July 2022 and August 2022. In October 2025, we executed a comprehensive refinancing through a new Credit Agreement that replaced the Series 2022 Bonds and consolidated our outstanding debt into a single secured credit facility. The Credit Agreement provides for (i) $210.0 million of Initial Term Loans, (ii) a $21.5 million Revolving Credit Facility (“Revolver”), and (iii) a $100.0 million Delayed Draw Term Loan (“DDTL”) (collectively, the “Credit Facilities”). The refinancing enhanced our liquidity position, extended maturities to October 2030, and increased our total borrowing capacity to support long‑term growth initiatives.
In addition to debt financing, during 2024, we raised incremental equity capital through the sale of 33,798 shares of common stock at a weighted‑average price of $5.13 per share under our 2024 At-the-Market Offering (“ATM”) Agreement, generating net proceeds of $0.2 million, and through a registered direct equity offering that provided approximately $9.2 million in net cash proceeds. In 2025, we entered into the 2025 ATM Agreement under which we may offer and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $100.0 million. As of December 31, 2025, we have not sold any shares of Common Stock through the 2025 ATM Agreement.
Going forward, we expect our primary sources of liquidity to consist of cash flows from operations, available borrowings under the DDTL and Revolver, and potential access to equity capital markets. We may seek to raise additional capital in the future through public or private equity or debt offerings, depending on market conditions and strategic requirements. However, future debt financing could impose restrictive covenants, including financial and operational limitations under the Credit Agreement, and may reduce our flexibility to execute our growth strategy. Failure to secure additional capital when needed, or to comply with existing debt covenants, could adversely affect our liquidity, operations, and ability to pursue strategic opportunities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business.

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
In connection with the acquisition of the Spanish Scoopers by a subsidiary of MAB, we entered into a services agreement (the “MAB Services Agreement”) with such subsidiary that provides that, subject to the Company’s existing debt obligations, Bridger must apply the net cash proceeds from (i) 75% of the net cash proceeds of the issuance of equity securities in excess of $1.8 million, (ii) the net cash proceeds of the sale of equity interests, assets or properties other than in the ordinary course, (iii) the net cash proceeds of the incurrence of indebtedness in excess of $5 million, other than refinancing indebtedness and (iv) the net cash proceeds of any sale, sale-leaseback or other fundamental corporate transaction, in each case, towards the purchase of the Spanish Scoopers and/or other payment obligations under the Agreement. As a result, our use of proceeds from additional funding will be restricted during the term of the MAB Services Agreement. Additionally, the MAB Services Agreement restricts us from acquiring, leasing or operating any new Super Scooper or other firefighting aircraft during the term of the Agreement, excluding the Super Scoopers and other firefighting aircraft currently owned or leased by us. The MAB Services Agreement also prohibits us from purchasing other equity interests, assets or properties with cash or cash equivalents during the term of the agreement. As a result, the MAB Services Agreement may preclude us from pursuing acquisition or expansion plans that we would have otherwise pursued and may limit our growth options and strategy, other than the acquisition and return to service of the Spanish Scoopers under the MAB Services Agreement.
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
We completed the refinancing of our outstanding debt in October 2025 through a new Credit Agreement, which provided for $210.0 million of Initial Term Loans, a $21.5 million Revolver, and a $100.0 million DDTL. As of December 31, 2025, we had $210.0 million drawn under the Initial Term Loans and $10.3 million under the DDTL, with remaining borrowing capacity under the DDTL and Revolver totaling $89.7 million and $21.5 million, respectively.
The Credit Agreement, which is secured by substantially all of the assets of our Company and subsidiaries, contains customary affirmative, negative, and financial covenants that, among other requirements, impose limitations on our ability to incur additional indebtedness, make restricted payments (including dividends), create liens, engage in certain mergers or acquisitions, or dispose of assets. The Credit Agreement also contains financial covenants that require us to maintain (i) a Total Leverage Ratio not exceeding 7.00x through December 31, 2026, decreasing to 6.00x through December 31, 2027, and 5.50x thereafter, and (ii) a minimum Operating Cash Flow (as defined in the Credit Agreement) of at least $30.0 million.
Failure to comply with these covenants, or the occurrence of other default events such as nonpayment or cross‑default, could result in the lenders declaring an event of default, the acceleration of all outstanding obligations under the Credit Agreement, and the imposition of default interest or additional fees. In such circumstances, we may be required to seek alternative financing, negotiate waivers, or pursue other remedial actions, any of which could restrict our operational flexibility, increase our borrowing costs, or adversely affect our liquidity and ability to fund working capital and capital expenditures. Because the Credit Agreement is fully secured by first‑priority liens on substantially all of our tangible and intangible assets, including aircraft, real property, and intellectual property, an event of default could also enable lenders to foreclose on such assets and materially impair our ability to continue operations.
We were in compliance with all financial covenants as of December 31, 2025, and management expects continued compliance for at least the next 12 months. However, our ability to remain in compliance with the financial covenants depends on operating performance and the seasonal nature of our business, which may be affected by factors outside our control, such as wildfire activity, government contracting volume, interest rate volatility, and general macroeconomic conditions. A breach of any of these covenants or the occurrence of other events specified in the agreements or related debt documents could result in an event of default under the same and give rise to the lenders’ right to accelerate our debt obligations thereunder and pursue other remedial actions under our credit facilities and/or trigger a cross-default under our other debt agreements.
As further described under the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”, we have also entered into various term loan agreements and other long-term debt to fund the purchase of additional aircraft. Under the terms of such agreements, we are subject to certain financial covenants including, a Debt Service Coverage Ratio (“DSCR”) and senior leverage ratios requirements, respectively, under the agreement of our credit facility with UMB Bank (formerly known as Rocky Mountain Bank). The Company was in compliance with such financial covenants as of December 31, 2025. On February 24, 2026, the Company obtained an amendment from the lender pursuant to which the December 31, 2025 financial covenants and all future financial covenant requirements under the loan were permanently removed through maturity.

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
•limit our ability to expand our operations through acquisitions; and
•increase our vulnerability to general adverse economic and industry conditions if we are unable to generate sufficient cash flow to service our debt and fund our operating costs, in which case our liquidity may be adversely affected.
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
An increase in interest rates would increase the interest costs on our variable rate indebtedness and could adversely impact our cash flows and our ability to refinance existing indebtedness.
Interest payments for borrowings under our Initial Term Loans and Revolver are based on variable rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes. Rising interest rates also could limit our ability to refinance existing indebtedness when it matures and increase interest costs on any indebtedness that is refinanced. We may enter into agreements such as interest rate swaps, caps, floors and other hedging contracts in order to fully or partially hedge against the cash flow effects of changes in interest rates for floating rate debt.
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
On November 17, 2023, we entered into a series of agreements designed to facilitate the purchase and return to service of four Spanish Scoopers originally awarded to our wholly-owned subsidiary, Bridger Aerospace Europe, S.L.U. (“BAE”), in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell the entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB.
We also entered into a services agreement with MAB whereby we will manage the return to service upgrades of the Spanish Scoopers through our wholly-owned Spanish subsidiary, Albacete Aero, S.L., while they are owned and funded by MAB. The service agreement also provides that we have the right, but not the obligation, to acquire each Spanish Scooper as it is ready to be contracted and returned to service. On December 23, 2025, we purchased two of the Spanish Scoopers from MAB for an aggregate purchase price of $50.0 million, allocated $25.0 million per aircraft. The Company assessed both MAB and BAE for variable interest entity accounting under ASC 810-10-15 and determined that MAB is a voting interest entity and BAE is a variable interest entity. However, neither entity is consolidated in the Consolidated Financial Statements as the Company does not have a controlling financial interest in MAB and the Company is not the primary beneficiary of BAE.
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
We have incurred significant losses since inception. While we currently generate revenue from our aerial firefighting and MRO services, the company is in the early stages of establishing a track record of profitability and may not sustain positive results in future periods. As a result, our losses may be larger than anticipated, and we may not be able to reach profitability in the foreseeable future. Further, our future growth is heavily dependent upon the necessity for our services.
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
As of December 31, 2025, the directors and executive officers beneficially owned 18.7% of the outstanding Common Stock. In addition, the equity holders of Bridger that are affiliates of Blackstone Inc. collectively beneficially owned 17.3% of the outstanding Common Stock as of December 31, 2025. As a result, Bridger has a small number of significant stockholders who could significantly influence its business and operations.
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
The preparation of financial statements in conformity with GAAP, requires management to make assumptions and estimates that affect the amounts of assets and liabilities, disclosure of gain or loss contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We will base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant items subject to such estimates and assumptions include: (a) excess and aging aircraft support parts reserves, (b) allowance for doubtful accounts, (c) useful lives of property, plant and equipment, net, (d) allocation of the purchase price to the fair value of assets acquired and liabilities assumed, (e) impairment of long-lived assets, goodwill and other intangible assets, (f) disclosure of fair value of financial instruments, (g) variable interest entities, (h) accounting for Series A Preferred Stock, (i) revenue recognition, (j) estimates and assumptions made in determining the carrying values of goodwill, other intangible assets and contingent consideration and (k) Public and Private Placement Warrants. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Common Stock.
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
As of the date of this Annual Report on Form 10-K, the exercise price for our Warrants is $11.50 per share of Common Stock. On March 3, 2026, the closing price of our Common Stock on Nasdaq was $2.39 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and our Warrant Holders are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any proceeds from the exercise of Warrants to fund our operations.
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
Our cybersecurity risk management and strategy processes are coordinated by our Director of Technology. He maintains the Certified Information Systems Security Professional certification and has ten years of senior leadership experience in defensive cyber security in both the private sector and Department of War. He is supported by leaders from our Information Technology, Document Management and Compliance teams, as well as management’s Disclosure Committee who have extensive work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. They draw on their knowledge of daily information technology operations, ongoing cybersecurity initiatives and various monitoring tools to ultimately report through the Director of Technology and Director of Internal Controls to the Audit Committee on the monitoring, prevention, mitigation, detection and remediation of cybersecurity incidents. In the event the Audit Committee determines that a cybersecurity incident has occurred, the Audit Committee will evaluate whether to escalate the cybersecurity incident to the full Board.
The processes described above have not indicated, as of the date of this Annual Report on Form 10-K, any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that we believe have materially affected us in the year ended December 31, 2025 or are reasonably likely to materially affect our company, including its business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see the section of this Annual Report on Form 10-K entitled “Risk Factors—We rely on our IT systems to manage numerous aspects of our business. A cyber-based attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales and harm to our reputation.”
ITEM 2. PROPERTIES.
At December 31, 2025, we owned approximately 50,000 square feet of floor space and leased approximately 120,000 square feet of floor space for total square feet of floor space of approximately 170,000 at three separate locations, primarily in the U.S., for operations, administration and various other uses. We own one hangar internationally and lease three hangars domestically. At December 31, 2025, we also leased approximately eleven acres of land domestically and one acre of land internationally. We have major operations at the following locations:
Corporate Headquarters: Belgrade, Montana
International Operations: Albacete, Spain
Other Locations: Huntsville, Alabama
We believe that our existing properties are in good operating condition and suitable for conducting our business. Substantially all of our assets, including aircraft and real property is subject to a lien in connection with our Credit Agreement.
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
Holders
As of March 3, 2026, there were 28 stockholders of record of our Common Stock and 2 stockholders of record of our Warrants. This figure does not include an estimate of the indeterminate number of “street name” or beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to help you understand our business, financial condition, results of operations, liquidity and capital resources. The discussion should be read together with the historical audited annual Consolidated Financial Statements as of and for the years ended December 31, 2025 and 2024, and the related notes thereto, that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”
BUSINESS OVERVIEW
Bridger provides aerial wildfire surveillance, relief and suppression, and aerial firefighting services using next-generation technology and environmentally friendly and sustainable firefighting methods primarily throughout the United States, as well as airframe modification and integration solutions for governmental and commercial customers. Our mission is to deploy the most advanced technologies in aviation to protect lives, property, critical infrastructure, and the environment, delivering these capabilities where they are needed most, from wildfire response to defense and beyond. Through innovation and the use of advanced technology and software, focusing on aerial firefighting, disaster response, government applications and public safety, Bridger aims to set the global standard in aviation services.
Our portfolio is organized across three core offerings:
Fire Suppression: Consists of deploying CL-415EAF (“Super Scooper”) aircraft to drop large amounts of water as part of the initial and direct attack to slow, contain, and extinguish wildfires.
Aerial Surveillance: Consists of providing aerial surveillance via manned (“Air Attack”) aircraft for fire suppression aircraft over an incident and providing tactical coordination with the incident commander.
Maintenance, Repair and Overhaul (“MRO”): Consists of maintenance and repair services for return-to-service upgrades of certain Canadair CL-215 Amphibious (“Spanish Scoopers”) aircraft as well as airframe modification and integration solutions for governmental and commercial customers.
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

Seasonality Due to the North American Fire Season
Because wildfires occur at different times in different parts of the country, we operate on a year-round basis. However, historically the majority of wildfires occur in the second and third quarters, so the demand for our services has generally been higher in the second and third quarters of each fiscal year due to the timing and duration of the North American wildfire season with lower demand in the winter months. As a result, seasonality and the varying intensity of the fire season have caused, and may continue to cause, our operating results to fluctuate significantly from quarter to quarter and year to year.
Weather Conditions and Climate Trends
Our business is highly dependent on the needs of government agencies to surveil and suppress fires. As such, our financial condition and results of operations are significantly affected by the weather, as well as environmental and other factors affecting climate change, which impact the number and severity of fires in any given period. The intensity and duration of the North American fire season is affected by multiple factors, some of which, according to a 2023 article by Climate Central, a nonprofit climate science news organization, are weather patterns including warmer springs and longer summers, decreasing relative humidity which lead to drier soils and vegetation and frequency of lightning strikes. Based on the climate change indicators published by the Environmental Protection Agency (“EPA”), these factors have shown year-over-year increases linked to the effects of climate change and the overall trend in increased temperatures. We believe that rising global temperatures have been, and in the future are expected to be, one factor contributing to increasing rates and severity of wildfires. Historically, our revenue has been higher in the summer season of each fiscal year due to weather patterns which are generally correlated to a higher prevalence of wildfires in North America. Larger wildfires and longer seasons are expected to continue as droughts increase in frequency and duration, according to a 2024 article by the EPA.
Per the 2025 National Interagency Coordination Center (“NICC”) annual report, the total number of wildfires during 2025 was 78,000, approximately 15.0% above the number wildfires reported in 2024. Additionally, according to data from the NICC, the national wildland fire preparedness level reached Level 4 in 2025 and Level 5 in 2024.
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). Among other things, the OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In accordance with ASC 740, Accounting for Income Taxes, the impacts of the OBBBA are reflected in the Company’s results for the year ended December 31, 2025. However, the changes did not affect the Company’s U.S. deferred tax assets or liabilities, as the Company continues to maintain a full valuation allowance against those balances.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenues
Our primary source of revenues is from providing services, which are disaggregated into fire suppression, aerial surveillance, MRO and other services. Revenues and growth for our fire suppression and aerial surveillance services are driven by climate trends, specifically the intensity and timing of the North American fire season. MRO includes revenue from return to service and maintenance and repair services performed externally for third parties. Other services primarily consist of extraneous fulfillment of contractual services such as extended availability and mobilizations.
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
Interest Expense
Interest expense consists of interest costs related to the prior Gallatin municipal bonds (the “Series 2022 bonds”), that were refinanced during 2025 and the new debt issued in connection with that refinancing, as well as our other various loan agreements. Interest expense also reflects the net effect of the interest rate swap prior to its termination and also includes amortization of debt issuance costs associated with our loan agreements. Refer to “Liquidity and Capital Resources—Indebtedness” included in this Annual Report on Form 10-K for a discussion of our loan commitments.
Other Income
Other income consists of the net impact from the gain recognized on the sale-leaseback transaction related to the hangar and office facilities, as well as the loss on the extinguishment of debt associated with the October debt refinancing. Other income also reflects dividend income on cash equivalents as well as interest income. Refer to “Note 16 – Leases” and “Note 15 – Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of these items, as well as “Liquidity and Capital Resources—Indebtedness” for details on our loan commitments.

RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
The following table sets forth our Consolidated Statements of Operations information for the years ended December 31, 2025 and 2024.

	For the years ended December 31,
dollars in thousands	2025	2024	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$122,830	$98,613	$24,217	25%
Cost of revenues:
Flight operations	31,933	31,016	917	3%
Maintenance	39,214	26,459	12,755	48%
Total cost of revenues	71,147	57,475	13,672	24%
Gross income	51,683	41,138	10,545	26%
Selling, general and administrative expenses	36,283	35,820	463	1%
Interest expense	23,263	23,714	(451)	(2%)
Other income	11,788	2,067	9,721	470%
Income (loss) before income taxes	3,925	(16,329)	20,254	(124)%
Income tax benefit	215	762	(547)	(72)%
Net income (loss)	$4,140	$(15,567)	$19,707	(127%)
Revenues
Revenue increased by $24.2 million, or 25%, to $122.8 million for the year ended December 31, 2025, from $98.6 million for the year ended December 31, 2024.
Revenues by service offering for the years ended December 31, 2025 and 2024 were as follows:

	For the years ended December 31,
dollars in thousands	2025	2024	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$79,840	$66,765	$13,075	20%
Aerial surveillance	17,426	13,062	4,364	33%
MRO	21,498	13,918	7,580	54%
Other services	4,066	4,868	(802)	(16%)
Total revenues	$122,830	$98,613	$24,217	25%
Fire suppression revenue increased by $13.1 million, or 20%, to $79.8 million for the year ended December 31, 2025, from $66.8 million for the year ended December 31, 2024. The increase was primarily driven by favorable rate increases for our Super Scoopers in the year ended December 31, 2025 compared to the year ended December 31, 2024.
Aerial surveillance revenue increased by $4.4 million, or 33%, to $17.4 million for the year ended December 31, 2025, from $13.1 million for the year ended December 31, 2024. The increase was primarily driven by increased flight hours for our surveillance aircraft for the year ended December 31, 2025 compared to the year ended December 31, 2024.
MRO revenue increased by $7.6 million, or 54%, to $21.5 million for the year ended December 31, 2025, from $13.9 million for the year ended December 31, 2024. The increase consisted of the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement, and the revenues from maintenance and repair work performed by Flight Test & Mechanical Solutions, Inc. (“FMS”), which was acquired in June 2024. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.
Other services revenue decreased by $0.8 million, or 16%, to $4.1 million for the year ended December 31, 2025, from $4.9 million for the year ended December 31, 2024. The decrease was primarily due to third-party training and flight operations services utilizing our aircraft for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Revenues by geographic area for the years ended December 31, 2025 and 2024 were as follows:

	For the years ended December 31,
dollars in thousands	2025	2024	Period Over Period Change ($)	Period Over Period Change (%)
United States	$108,843	$88,527	$20,316	23%
Spain	13,987	10,086	3,901	39%
Total revenues	$122,830	$98,613	$24,217	25%
United States revenue increased by $20.3 million, or 23%, to $108.8 million for the year ended December 31, 2025, from $88.5 million for the year ended December 31, 2024. The increase was primarily driven by increased utilization of our aircraft and maintenance and repair work performed by FMS.
Spain revenue increased by $3.9 million, or 39%, to $14.0 million for the year ended December 31, 2025, from $10.1 million for the year ended December 31, 2024. The increase is due to the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.
Cost of Revenues
Total cost of revenues increased by $13.7 million, or 24%, to $71.1 million for the year ended December 31, 2025, from $57.5 million for the year ended December 31, 2024.
Flight Operations
Flight operations costs increased by $0.9 million, or 3%, to $31.9 million for the year ended December 31, 2025, from $31.0 million for the year ended December 31, 2024. The increase reflects higher activity levels and associated personnel, travel, and equipment costs necessary to support operational growth of $3.0 million. The increase was partially offset by a decrease in depreciation expense of $2.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Maintenance
Maintenance costs increased by $12.8 million, or 48%, to $39.2 million for the year ended December 31, 2025, from $26.5 million for the year ended December 31, 2024. The increase was primarily due to the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement and maintenance and repair work performed by FMS, and reflects higher aircraft servicing requirements, workforce costs, and facility expenses contributing to the overall increase of $15.7 million. The increase was partially offset by a decrease in certain maintenance support fees, that did not recur as the program was not renewed, of $2.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $0.5 million, or 1%, to $36.3 million for the year ended December 31, 2025, from $35.8 million for the year ended December 31, 2024. The increase was primarily attributable to a change in the fair value of the Warrants, which resulted in a $4.3 million loss in 2025 compared to a $4.5 million gain in 2024, an $8.8 million unfavorable year over year variance and an increase of non-recurring organizational development costs of $0.4 million. The increase was partially offset by a decrease in stock-based compensation of $8.7 million associated with the RSUs issued to senior management and employees of Bridger for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Interest Expense
Interest expense decreased by $0.5 million, or 2%, to $23.3 million for the year ended December 31, 2025, from $23.7 million for the year ended December 31, 2024. The decrease was driven by favorable changes in financing terms related to the October 2025 debt refinancing.

Other Income
Other income increased by $9.7 million, or 470%, to $11.8 million for the year ended December 31, 2025, from $2.1 million for the year ended December 31, 2024. The increase was primarily attributable to a gain of $16.9 million related to the sale-leaseback transaction involving the hangar and office facilities described in “Note 16 – Leases” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. This increase was partially offset by a loss of $7.2 million on the extinguishment of debt related to the October 2025 debt refinancing, in each case for the year December 31, 2025 compared to the year ended December 31, 2024. Refer to “Note 15 – Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.
Income Tax Benefit
Income tax benefit of $0.2 million for the year ended December 31, 2025, was primarily a function of the provision to return adjustments for the 2024 tax year offset by state taxes.
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
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP profitability measure that represents net income or loss for the period before the impact of interest expense, income tax benefit and depreciation and amortization of property, plant and equipment and intangible assets. EBITDA eliminates potential differences in performance caused by variations in capital structures (affecting financing expenses), the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense).
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted EBITDA certain costs that are required to be expensed in accordance with GAAP, including non-cash stock-based compensation, business development and integration expenses, offering costs, non-cash adjustments to the fair value of earnout consideration and non-cash adjustments to the fair value of Warrants issued in connection with the Reverse Recapitalization. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The reconciliation of Net income (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2025 and 2024 is as follows:

	For the years ended December 31,
dollars in thousands	2025	2024	Period Over Period Change ($)	Period Over Period Change (%)
Net income (loss)	$4,140	$(15,567)	$19,707	(127%)
Income tax benefit	(215)	(762)	547	(72%)
Depreciation and amortization	15,471	17,451	(1,980)	(11%)
Interest expense	23,263	23,714	(451)	(2%)
EBITDA	42,659	24,836	17,823	72%
Stock-based compensation[1]	7,720	16,160	(8,440)	(52%)
Business development & integration expenses[2]	1,648	1,140	508	45%
Change in fair value of earnout consideration[3]	(2,285)	(393)	(1,892)	481%
Change in fair value of Warrants[4]	4,264	(4,530)	8,794	(194%)
Offering costs[5]	440	123	317	258%
Non-cash impairment charges[6]	178	—	178	100%
Gain on non-recurring transactions[7]	(9,738)	—	(9,738)	100%
Non-recurring organizational development costs[8]	392	—	392	100%
Adjusted EBITDA	$45,278	$37,336	$7,942	21%
Net income (loss) margin[9]	3%	(16)%
Adjusted EBITDA margin[9]	37%	38%
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
6    Represents non-cash impairment charges on aircraft.
7    Represents the net effect from the October 2025 debt refinancing and sale-leaseback transactions completed during the period.
8    Represents expenses associated with the build out of the executive leadership team.
9    Net income (loss) margin represents Net income (loss) divided by Total revenue and Adjusted EBITDA margin represents Adjusted EBITDA divided by Total revenue.
LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 2025, the Company had net income of $4.1 million and cash flow provided by operating activities of $16.7 million. In addition, as of December 31, 2025, the Company had unrestricted cash of $31.4 million.

On March 18, 2025, the Company entered into a sales agreement (“2025 ATM Agreement”) under which we may offer and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $100.0 million by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Market, or any other existing trading market for such shares or in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Market, or any other existing trading market for such shares or in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices. As of March 3, 2026, $100.0 million remains available for potential future sales under the 2025 ATM Agreement, which may be utilized for future financings under our effective shelf registration statement. Refer to “Note 19 – Stockholders' Deficit” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Cash and Marketable Securities
As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $31.4 million which were held for working capital purposes. From time to time, the Company invests its excess cash in highly rated available-for-sale securities, with the primary objective of minimizing the potential risk of principal loss.
We may receive up to $306.5 million from the exercise of the 9,400,000 private placement warrants and 17,249,874 public warrants of the Company outstanding (collectively, the “Warrants”), assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of Common Stock issuable upon such exercise. On December 31, 2025, the closing price of our Common Stock was $1.83 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and holders of our Warrants are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any cash proceeds from the exercise of our Warrants to fund our operations. Accordingly, we have not relied on the receipt of proceeds from the exercise of our Warrants in assessing our capital requirements and sources of liquidity.
We may in the future seek to raise additional funds through various potential sources, such as equity and debt financing for general corporate purposes or for specific purposes, including in order to pursue growth initiatives. Based on our unrestricted cash and cash equivalents balance as of December 31, 2025, and our projected cash use, we would anticipate the need to raise additional funds through equity or debt financing (or the issuance of stock as acquisition consideration) to pursue any significant acquisition opportunity, at the time of such acquisition opportunity. Our ability to generate proceeds from equity financings will significantly depend on the market price of our Common Stock.
We believe our cash on hand, cash expected to be generated from operating activities and available borrowing capacity under the Credit Agreement will be sufficient to fund our operations for the next twelve months. As described in “Item 1A. Risk Factors” included in this Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate (such as due to the seasonality of our business), or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant negative impact to our financial results and cash flows from operations. In such a situation, we could need to seek liquidity from sources other than our operations.
Indebtedness
October 2025 Refinancing
In October 2025, the Company completed a comprehensive refinancing designed to strengthen its liquidity profile and extend its debt maturity schedule. On October 28, 2025, the Company replaced its then‑outstanding $160.0 million Series 2022 Bonds with a new Credit Agreement providing for (i) $210.0 million in Initial Term Loans, (ii) a $21.5 million Revolving Credit Facility (“Revolver”), and (iii) a $100.0 million Delayed Draw Term Loan (“DDTL”). The transaction increased total borrowing capacity and reduced near‑term refinancing risk. The Company incurred approximately $9.1 million in debt issuance costs and lender fees in connection with the new facilities.
Proceeds from the refinancing, together with $9.3 million of restricted cash previously held for debt service, were used to (i) repay the Series 2022 Bonds, including the 3% prepayment penalty, (ii) retire the UMB Bank loan of $9.3 million, and (iii) settle two credit facilities with Live Oak Bank totaling approximately $33.7 million. The refinancing resulted in a loss on extinguishment of debt of $7.8 million, which includes a write off of $3.0 million in unamortized issuance costs. Refer to “Note 15 – Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.

The refinancing improved the Company’s liquidity position by consolidating multiple obligations into a single credit structure with extended maturities and more flexible covenant terms. Management believes the transaction provides sufficient liquidity to fund near‑term operating needs and supports the Company’s long‑term growth plan. As of December 31, 2025, the Company had drawn $210.0 million on the Initial Term Loans and $10.3 million under the DDTL, with remaining availability of $89.7 million on the DDTL and $21.5 million on the undrawn Revolver.
Credit Agreement Overview
The Credit Agreement is secured by first-priority liens on substantially all tangible and intangible assets of the Company and its material subsidiaries, including aircraft, real property, and intellectual property. The agreement includes customary mandatory prepayment provisions, including annual prepayments based on a percentage of Excess Cash Flow, beginning with the fiscal year ending December 31, 2026, and from certain asset sale proceeds, subject to reinvestment rights.
The agreement also provides for prepayment premiums of 3.0%, 2.0%, and 1.0% if loans are repaid within one, two, or three years, respectively, after the closing date, with no premium thereafter. Events of default include nonpayment, covenant breaches, insolvency, and cross-defaults, which may result in acceleration of outstanding obligations.
The Credit Agreement contains customary restrictive covenants limiting additional indebtedness, liens, asset sales, dividends, and investments. The Credit Agreement also includes financial covenants requiring the Company to maintain:
•A Total Leverage Ratio not to exceed 7.00x through December 31, 2026, decreasing to 6.00x for the periods ending March 31, 2027 through December 31, 2027, and 5.50x thereafter; and
•Minimum Operating Cash Flow (as defined in the agreement) of at least $30.0 million.
The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2025.
The Credit Agreement consists of the following three instruments:
Initial Term Loans
The Initial Term Loans totaled $210.0 million at issuance and mature on October 28, 2030. Borrowings bear interest, at the Company’s election, at either (i) the Term SOFR rate plus 6.00%, or (ii) the Alternate Base Rate (“ABR”) plus 5.00%, where the ABR is defined as the highest of the federal funds effective rate plus 0.50%, the adjusted Term SOFR rate plus 1.00%, the prime rate, or 2.00%. The Company elected the Term SOFR plus 6.00% option at inception.
Principal amortizes quarterly at 0.25% of the original principal balance, with the remaining outstanding balance due at maturity. Interest is payable at the end of the interest period.
Revolving Credit Facility
The $21.5 million Revolver allows for borrowings, repayments, and re-borrowings through its maturity on October 28, 2030. Revolving loans bear interest at the same rate options as the Initial Term Loans. The Company had no outstanding borrowings under the Revolver as of December 31, 2025.
Delayed Draw Term Loan (“DDTL”)
The DDTL provides up to $100.0 million in additional term loan commitments, available through October 28, 2027. Draws are permitted in up to ten tranches of at least $2.5 million each, subject to customary conditions precedent. Amounts drawn under the DDTL mature on October 28, 2030. Borrowings under the DDTL bear interest at the same rate options applicable to the Initial Term Loans. As of December 31, 2025, the Company had drawn $10.3 million, with $89.7 million remaining available under the facility.
Other Indebtedness
UMB Bank (“UMB”) Loan – On February 3, 2020, the Company entered into a credit facility with UMB (formerly known as Rocky Mountain Bank) to finance the purchase of four aircraft, issuing a $5.6 million promissory note with a ten-year amortization and interest equal to one-month SOFR plus 2.61448%. Debt issuance costs totaled $0.1 million. The facility includes financial covenants requiring a Debt Service Coverage Ratio (“DSCR”) greater than 1.25x and a Senior Leverage Ratio not exceeding 5.50x after the third quarter of 2025. The Company was in compliance with all such covenants as of December 31, 2025. On February 24, 2026, the Company obtained an amendment from the lender pursuant to which the December 31, 2025 financial covenants and all future financial covenant requirements under the loan were permanently removed through maturity.
Other Loans – The Company also maintains several smaller term loans with immaterial aggregate principal balances. These loans bear fixed interest rates of 3.89% to 5.50% and mature at various dates through November 17, 2027.

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
As of December 31, 2025, it was probable that the Series A Preferred Stock may become redeemable on April 25, 2032. As of December 31, 2025, the Series A Preferred Stock had a carrying value and redemption value of $407.3 million.
Historical Cash Flows
Our consolidated cash flows from operating, investing and financing activities for the years ended December 31, 2025 and 2024 were as follows:

	For the years ended December 31,
dollars in thousands	2025	2024
Net cash provided by operating activities	$16,732	$9,355
Net cash (used in) provided by investing activities	(34,443)	2,056
Net cash (used in) provided by financing activities	(4,320)	4,673
Effects of exchange rate changes	329	62
Net change in cash and cash equivalents	$(21,702)	$16,146
Operating Activities
Net cash provided by operating activities was $16.7 million for the year ended December 31, 2025, compared to Net cash provided by operating activities of $9.4 million for the year ended December 31, 2024. Net cash provided by operating activities reflects Net income of $4.1 million for the year ended December 31, 2025 compared to Net loss of $15.6 million for the year ended December 31, 2024. Net cash provided by operating activities for the year ended December 31, 2025 reflects add-backs to Net income for non-cash charges totaling $15.6 million, primarily attributable to depreciation and amortization of $15.5 million, a loss on debt extinguishment of $7.8 million, and stock-based compensation expense of $7.1 million, and partially offset by the gain on sale of fixed assets, primarily driven by the sale-leaseback, of $16.9 million. Net cash provided by operating activities for the year ended December 31, 2024 reflects add-backs to Net loss for non-cash charges totaling $28.0 million, primarily attributable to depreciation and amortization of $17.5 million, stock-based compensation expense of $16.2 million, and partially offset by the change in fair value of the Warrants of $4.5 million.
Investing Activities
Net cash used in investing activities was $34.4 million for the year ended December 31, 2025, compared to Net cash provided by investing activities of $2.1 million for the year ended December 31, 2024. Net cash used in investing activities for the year ended December 31, 2025 reflects purchases of property, plant and equipment of $80.9 million, which is primarily comprised of aircraft purchases and aircraft improvements and partially offset by proceeds from the sale-leaseback transaction of $46.8 million. Net cash provided by investing activities for the year ended December 31, 2024 reflects the collection of cash from note receivable of $3.0 million, cash acquired through the FMS Acquisition of $2.6 million, and proceeds from sales and maturities of marketable securities of $1.1 million, partially offset by purchases of property, plant and equipment of $4.1 million, which is primarily comprised of purchases, aircraft improvements and expenditures for capitalized software of $1.2 million.

Financing Activities
Net cash used in financing activities was $4.3 million for the year ended December 31, 2025, compared to Net cash provided by financing activities of $4.7 million for the year ended December 31, 2024. Net cash used in financing activities for the year ended December 31, 2025 primarily reflects repayments related to the October 2025 refinancing of $210.9 million and payments of issuance costs related to the October 2025 refinancing of $13.9 million, partially offset by net proceeds from issuance of term loans of $220.3 million. Net cash provided by financing activities for the year ended December 31, 2024 primarily reflects repayments on debt of $3.0 million and payment of issuance costs for Common Stock in offerings of $1.0 million.
Contractual Obligations
Our principal commitments consist of obligations for outstanding leases and debt. The following table summarizes our contractual obligations as of December 31, 2025:

	Payments Due by Period
dollars in thousands	Total	Current	Noncurrent
Lease obligations	$31,642	$2,406	$29,236
Debt obligations	222,493	2,836	219,657
Total	$254,135	$5,242	$248,893
On November 17, 2023, the Company entered into a series of agreements with MAB and its subsidiary designed to facilitate the purchase and return-to-service of four Spanish Scoopers originally awarded to the Company in September 2023 via a public tender process from the Government of Spain. The terms of the agreements provide that the Company will manage the return-to-service upgrades of the Spanish Scoopers while they are owned and funded by MAB. The Company has the right, but not the obligation, to acquire each plane as it is ready to be contracted and returned to service. In the event that the Company does not purchase the aircraft within the time periods set forth in the agreements, then either party may initiate a sales process for the sale of all aircraft that have not been purchased by the Company, which sales process the Company will oversee and manage. If the aircraft are sold to a third party through such process, then the Company must pay the MAB’s subsidiary a cash fee equal to the amount, if any, by which the aggregate price of the Company’s purchase options for such aircraft exceeds the consideration paid by the third-party purchaser for the same aircraft, not to exceed $15.0 million in aggregate. If the aircraft are not sold to a third party and MAB’s subsidiary has not otherwise entered into an operating lease with a third party for the aircraft, then the Company must pay MAB’s subsidiary $15.0 million. On December 23, 2025, we purchased two of the Spanish Scoopers from MAB for an aggregate purchase price of $50.0 million, allocated $25.0 million per aircraft. Accordingly, no liability has been recorded in the consolidated financial statements as of December 31, 2025. The Company will continue to monitor the situation and assess the need for recognition or further disclosure in future periods.
Off-Balance Sheet Arrangements
On November 17, 2023, we entered into a series of agreements designed to facilitate the purchase and return-to-service of the Spanish Scoopers originally awarded to the Company’s wholly-owned subsidiary, BAE, in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell our entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB. We also entered into a services agreement with MAB whereby we will manage the return-to-service upgrades of the Spanish Scoopers through the Company’s wholly-owned Spanish subsidiary, Albacete Aero, S.L., while they are owned and funded by MAB. The service agreement also provides that we have the right, but not the obligation, to acquire each Spanish Scooper as it is ready to be contracted and returned to service. On December 23, 2025, we purchased two of the Spanish Scoopers from MAB for an aggregate purchase price of $50.0 million, allocated $25.0 million per aircraft. The Company assessed both MAB and BAE for variable interest entity accounting under ASC 810-10-15 and determined that MAB is a voting interest entity and BAE is a variable interest entity. However, neither entity is consolidated in the Consolidated Financial Statements as the Company does not have a controlling financial interest in MAB and the Company is not the primary beneficiary of BAE.
As of December 31, 2025 and 2024, we did not have any other relationships with special purpose or variable interest entities which have been established for the purpose of facilitating off-balance sheet arrangements, which have not been consolidated in the Consolidated Financial Statements of the Company. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

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
Maintenance repair revenue consists of maintenance repair and return to service work performed on customer aircraft. For maintenance repair contracts, we manufacture products to customer specifications and the product cannot be easily modified to satisfy another customer’s order or we perform return-to-service work on customer aircraft. As such, these products are deemed to have no alternative use once the manufacturing process begins. In the event the customer invokes a termination for convenience clause, we would be entitled to costs incurred to date plus a reasonable profit. Contract costs typically include labor, materials, overhead, and when applicable, subcontractor costs. For most of our products, we are building assets with no alternative use and have enforceable right to payment, and thus, we recognize revenue using the over-time method. For return to service contracts, the customer maintains control of the asset as we perform the services.
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
The Omnibus Plan expires on January 23, 2033. As of December 31, 2025, the Omnibus Plan authorized an aggregate of 17,078,863 shares of Common Stock for issuance, of which 15,099,137 shares are currently registered for issuance. As of December 31, 2025, 7,517,915 shares of Common Stock remain available under the Omnibus plan, of which, 5,538,189 shares of Common Stock are currently registered for issuance.
As of December 31, 2025, the Company has granted participants RSUs and bonuses paid in Common Stock under the Omnibus Plan. The fair value of RSUs is determined based on the quoted market price of the Common Stock on the date of grant. Compensation cost for the RSUs is recognized over the requisite service period based on a graded-vesting method. The Company accounts for forfeitures as they occur. Stock-based compensation is included in both Cost of revenues and Selling, general and administrative expense in the Consolidated Statements of Operations. Upon vesting of each RSU, the Company will issue one share of Common Stock to the RSU holder.
Impairment of Goodwill and Long-Lived Assets
Goodwill
Goodwill represents the excess of purchase price over fair value of the net assets acquired in an acquisition. The Company assesses goodwill for impairment as of October 1 annually or more frequently upon an indicator of impairment.

When we elect to perform a qualitative assessment and conclude it is more likely that the fair value of the reporting unit is greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary. Otherwise, a quantitative assessment is performed, and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or the business climate that could affect the value of an asset or an adverse reaction. As of the October 1, 2025 and 2024 annual goodwill impairment tests, the Company’s qualitative analysis indicated the fair value of the Company’s reporting units exceeded carrying value.
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

Estimated useful life
Aircraft, engines and rotable parts	1,500 – 6,000 flight hours
Vehicles and equipment	3 – 5 years
Buildings	50 years
Leasehold improvements	10 years
Property, plant and equipment are reviewed for impairment as discussed above under “Long-Lived Assets”.
Investments
We hold equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment, totaling $5.5 million and $5.0 million as of December 31, 2025 and 2024, respectively.
Variable Interest Entities
The Company follows ASC 810-10-15, Consolidation, guidance with respect to accounting for variable interest entities (“VIE”). These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances. For the years ended December 31, 2025 and 2024, Northern Fire Management Services, LLC, a VIE of which the Company was identified as the primary beneficiary, is consolidated into our financial statements. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

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
Sale-Leaseback Transaction
The determination of the fair value of the property related to the sale-leaseback transaction requires subjectivity and estimates, including the use of multiple valuation techniques and uncertain inputs, such as market price per square foot and assumed capitalization rates or the replacement cost of the assets, where applicable. Where real estate valuation expertise is required, we obtain independent third-party appraisals to determine the fair value of the underlying asset. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair value are reasonable.
Income Taxes
We are subject to income taxes in the United States and other jurisdictions in which we conduct business. Our income tax provision consists of an estimate of federal, state and foreign income taxes based on enacted federal, state and foreign tax law, including allowable credits, deductions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.
Significant judgment is required in evaluating our tax positions and in determining income tax benefit (expense), deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. We evaluate the recoverability of deferred tax assets based on available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. Under GAAP, we establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of the deferred tax assets will not be realized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases) to the deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income or tax liability in either the carry-back or carry-forward periods under the tax law. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.
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
We will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by our emerging growth company status may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ended December 31, 2025 and 2024.
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
Belgrade, Montana
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bridger Aerospace Group Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Atlanta, Georgia
March 6, 2026

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$31,381	$39,336
Restricted cash	—	13,747
Accounts receivable	3,190	5,945
Aircraft support parts	1,654	857
Prepaid expenses and other current assets	3,994	3,924
Total current assets	40,219	63,809
Property, plant, and equipment, net	218,814	183,769
Intangible assets, net	6,023	6,076
Goodwill	20,888	20,749
Other noncurrent assets[1]	44,362	16,406
Total assets	$330,306	$290,809
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable[2]	$3,417	$5,330
Accrued expenses and other current liabilities[3]	9,794	14,057
Operating right-of-use current liabilities[4]	2,384	1,835
Current portion of long-term debt, net of debt issuance costs	926	2,170
Total current liabilities	16,521	23,392
Long-term accrued expenses and other noncurrent liabilities	7,576	5,388
Operating right-of-use noncurrent liabilities[5]	29,163	6,083
Long-term debt, net of debt issuance costs	212,380	202,469
Total liabilities	265,640	237,332
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY
Series A Preferred Stock, $0.0001 par value; 315,789.473684 shares authorized, issued and outstanding at December 31, 2025 and 2024	407,257	380,179
STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 55,894,663 shares issued and outstanding at December 31, 2025; 54,209,388 shares issued and outstanding at December 31, 2024	6	6
Additional paid-in capital	82,315	101,495
Accumulated deficit	(425,099)	(429,239)
Accumulated other comprehensive income	187	1,036
Total stockholders’ deficit	(342,591)	(326,702)
Total liabilities, mezzanine equity and stockholders’ deficit	$330,306	$290,809
1Includes related party operating lease right-of-use assets of zero and $5.1 million as of December 31, 2025 and 2024, respectively.
2Includes related party accounts payable of zero and $0.1 million as of December 31, 2025 and 2024, respectively.
3Includes related party accrued expenses of $0.4 million and zero as of December 31, 2025 and 2024, respectively.
4Includes related party operating lease right-of-use current liabilities of zero and $1.3 million as of December 31, 2025 and 2024, respectively.
5Includes related party operating lease right-of-use noncurrent liabilities of zero and $3.8 million as of December 31, 2025 and 2024, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	For the years ended December 31,
	2025	2024
Revenues[1]	$122,830	$98,613
Cost of revenues:
Flight operations[2]	31,933	31,016
Maintenance	39,214	26,459
Total cost of revenues	71,147	57,475
Gross income	51,683	41,138
Selling, general and administrative expense[3]	36,283	35,820
Interest expense[4]	23,263	23,714
Other income	11,788	2,067
Income (loss) before income taxes	3,925	(16,329)
Income tax benefit	215	762
Net income (loss)	$4,140	$(15,567)
Series A Preferred Stock - adjustment to maximum redemptions value	(27,078)	(25,339)
Loss attributable to Common stockholders - basic and diluted	$(22,938)	$(40,906)
Loss per share - basic and diluted	$(0.42)	$(0.81)
Weighted average Common Stock outstanding - basic and diluted	54,283,410	50,524,996
1Includes related party revenues of zero and $0.3 million for the years ended December 31, 2025 and 2024, respectively.
2Includes related party cost of revenues of $1.3 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively.
3Includes related party selling, general and administrative expense of $0.4 million and zero for the years ended December 31, 2025 and 2024, respectively.
4Includes related party interest expense of zero and $0.8 million for the years ended December 31, 2025 and 2024, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	For the years ended December 31,
	2025	2024
Net income (loss)	$4,140	$(15,567)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	226	62
Unrealized loss on derivative instruments	(377)	(43)
Reclassification of realized gain on derivative instruments to earnings	(698)	—
Reclassification of realized loss on investments in marketable securities to earnings	—	30
Total other comprehensive (loss) income, net of tax	(849)	49
Comprehensive income (loss)	$3,291	$(15,518)
The accompanying notes are an integral part of these Consolidated Financial Statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(dollars in thousands, except share value amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Share	Value	Share	Value
Balance at December 31, 2023	315,789	$354,840	47,200,504	$5	$84,771	$(413,672)	$987	$(327,909)
Net loss	—	—	—	—	—	(15,567)	—	(15,567)
Foreign currency translation adjustment	—	—	—	—	—	—	62	62
Unrealized loss on derivative instruments	—	—	—	—	—	—	(43)	(43)
Reclassification of realized loss on investments in marketable securities to earnings	—	—	—	—	—	—	30	30
Sales of Common Stock through offerings	—	—	2,217,164	—	9,337	—	—	9,337
Series A Preferred Stock adjustment to maximum redemptions value	—	25,339	—	—	(25,339)	—	—	(25,339)
Costs related to offerings	—	—	—	—	(1,006)	—	—	(1,006)
Common Stock issued related to acquisition activity	—	—	4,947,202	1	18,216	—	—	18,217
Repurchased shares for tax withholding	—	—	(187,020)	—	(644)	—	—	(644)
Cancellation of vested restricted stock units	—	—	(2,032,545)	—	—	—	—	—
Stock-based compensation	—	—	2,064,083	—	16,160	—	—	16,160
Balance at December 31, 2024	315,789	$380,179	54,209,388	$6	$101,495	$(429,239)	$1,036	$(326,702)
Net income	—	—	—	—	—	4,140	—	4,140
Foreign currency translation adjustment	—	—	—	—	—	—	226	226
Unrealized loss on derivative instruments	—	—	—	—	—	—	(377)	(377)
Reclassification of realized gain on derivative instruments to earnings	—	—	—	—	—	—	(698)	(698)
Series A Preferred Stock adjustment to maximum redemptions value	—	27,078	—	—	(27,078)	—	—	(27,078)
Common Stock issued related to acquisition activity	—	—	617,189	—	1,191	—	—	1,191
Repurchased shares for tax withholding	—	—	(254,246)	—	(391)	—	—	(391)
Stock-based compensation	—	—	1,322,352	—	7,098	—	—	7,098
Balance at December 31, 2025	315,789	$407,257	55,894,683	$6	$82,315	$(425,099)	$187	$(342,591)
The accompanying notes are an integral part of these Consolidated Financial Statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$4,140	$(15,567)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	15,471	17,451
Loss on debt extinguishment	7,776	—
Impairment of long-lived assets	178	—
Stock-based compensation expense	7,098	16,160
Change in fair value of Warrants	4,264	(4,530)
Amortization of debt issuance costs	1,096	943
Loss on termination of interest rate swap	59	—
Reclassification of realized gain on derivative instruments from AOCI	(698)	—
Change in fair value of earnout consideration	(2,285)	(393)
(Gain) loss on disposal of fixed assets	(87)	386
Gain on sale-leaseback transaction	(16,876)	—
Change in fair value of embedded derivative	—	(885)
Realized gain on investments in marketable securities	—	(16)
Deferred tax benefit	(373)	(1,142)
Changes in operating assets and liabilities, net:
Accounts receivable	2,755	(2,133)
Aircraft support parts	(797)	(104)
Prepaid expense and other current and noncurrent assets	2,345	2,286
Accounts payable, accrued expenses and other liabilities[1]	(7,334)	(3,101)
Net cash provided by operating activities	16,732	9,355
Cash Flows from Investing Activities:
Proceeds from sale-leaseback transaction, net	46,849	—
Sale of property, plant and equipment	976	649
Capitalized costs related to in-process research and development (“IPR&D”)	(1,326)	(1,156)
Purchases and improvements of property, plant and equipment	(80,942)	(4,084)
Proceeds from sales and maturities of marketable securities	—	1,055
Collection of note receivable	—	3,000
Cash acquired through acquisition	—	2,592
Net cash (used in) provided by investing activities	(34,443)	2,056
Cash Flows from Financing Activities:
Proceeds from issuance of term loans	220,251	—
Payment of issuance costs for term loans	(13,850)	—
Termination of interest rate swap	639	—
Payment of finance lease liability	(27)	(26)
Cash paid for taxes related to net share settlement of equity awards	(391)	(644)
Repayments on debt	(210,942)	(2,988)
Payment of issuance costs for Common Stock in offerings	—	(1,006)
Proceeds from issuance of Common Stock in the at-the-market offering	—	168
Proceeds from issuance of Common Stock in the registered direct offering	—	9,169
Net cash (used in) provided by financing activities	(4,320)	4,673
Effects of exchange rate changes	329	62
Net change in cash, cash equivalents and restricted cash	(21,702)	16,146
Cash, cash equivalents and restricted cash – beginning of the year	53,083	36,937
Cash, cash equivalents and restricted cash – end of the year	$31,381	$53,083
Less: Restricted cash – end of the year	—	13,747
Cash and cash equivalents – end of the year	$31,381	$39,336
1Includes related party accounts payable and accrued expenses of $0.4 million and $0.1 million for the years ended December 31, 2025 and 2024.
The accompanying notes are an integral part of these Consolidated Financial Statements

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION
Nature of Business
Bridger Aerospace Group Holdings, Inc. and its subsidiaries (“Bridger”, “the Company,” “we,” “us” or “our”) provide aerial wildfire surveillance, relief and suppression, and aerial firefighting services using next-generation technology and environmentally friendly and sustainable firefighting methods primarily throughout the United States, as well as airframe modification and integration solutions for governmental and commercial customers. Our mission is to deploy the most advanced technologies in aviation to protect lives, property, critical infrastructure, and the environment, delivering these capabilities where they are needed most, from wildfire response to defense and beyond. Through innovation and the use of advanced technology and software, focusing on aerial firefighting, disaster response, government applications and public safety, Bridger aims to set the global standard in aviation services.
The Company was formed on November 20, 2018 and registered in the State of Delaware. The legal name of the Company was officially changed from ElementCompany Operations, LLC to Bridger Aerospace Group Holdings, LLC through an amendment with the State of Delaware, effective January 1, 2020.
As of December 31, 2025, the Company operates the following aircraft fleet:

Aircraft Type	Number Operated
CL-415EAF (“Super Scooper”)	6
Canadair CL-215T (“Spanish Scooper”)	2
Daher Kodiak 100 (“Daher Kodiak”)	4
Pilatus PC-12 (“Pilatus”)[1]	4
Beechcraft King Air 350 (“King Air”)	2
Twin Commander	1
Total aircraft operated	19
1 The Company owns three and leases one.
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
Recent Activity
On October 1, 2025, the Company completed the purchase of its second King Air aircraft for approximately $3.7 million. This aircraft will support the Company’s service offerings within aerial surveillance. The aircraft is included in Property, plant and equipment, net in the Consolidated Balance Sheets. Refer to “Note 8 – Property, Plant and Equipment, Net” included in this Annual Report on Form 10-K for additional details.
On October 28, 2025, the Company completed a sale and leaseback transaction of its hangar and office facilities at the Bozeman Yellowstone Airport in Belgrade, Montana, to an unrelated third party for a total sales price of approximately $49.3 million, subject to related transaction cost adjustments. Refer to “Note 16 – Leases” included in this Annual Report on Form 10-K for additional details.
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
In addition, the Company terminated the interest rate swap agreement with UMB Bank (“UMB”) related to variable rate debt from the credit facility for UMB as further discussed in “Note 13 – Interest Rate Swap” included in this Annual Report on Form 10-K.

On December 17, 2025, the Company drew an aggregate of $10.3 million under its DDTL to fund the purchase of two Pilatus aircraft that were previously leased under noncancelable operating lease agreements. The purchase resulted in additions to property, plant and equipment of $10.3 million, derecognition of operating lease right-of-use assets, operating lease right-of-use current liabilities, and operating lease right-of-use noncurrent liabilities of $3.9 million, $1.4 million, and $2.5 million. Refer to “Note 8 – Property, Plant and Equipment, Net,” “Note 15 – Long-Term Debt,” and “Note 16 – Leases” included in this Annual Report on Form 10-K for additional details.
On December 31, 2025, the Company completed the purchase of two Spanish Scooper aircraft that were previously included in the return to service work in connection with the MAB Funding, LLC (“MAB”) services agreement. The purchase resulted in additions to property, plant and equipment, of $50.0 million. The two Spanish Scoopers purchased will remain in Europe for the first part of 2026 to assess operations outside of the U.S. Refer to “Note 8 – Property, Plant and Equipment, Net” and “Note 17 – Commitments and Contingencies” included in this Annual Report on Form 10-K for additional details.
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Variable Interest Entities
The Company follows ASC 810-10-15, Consolidation, guidance with respect to accounting for variable interest entities (“VIE”). These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances.
Northern Fire Management Services, LLC (“NFMS, LLC”): The Company assisted in designing and organizing NFMS, LLC with a business purpose of employing Canadian aviation professionals to provide services to the Company. A master services agreement exists between NFMS, LLC, the Company, and Bridger Air Tanker, LLC, a wholly-owned subsidiary of the Company, to transfer all annual expenses incurred to the Company in exchange for the Canadian employees to support the Company’s water scooper aircraft. NFMS, LLC is 50% owned by a Canadian citizen, and 50% owned by Bridger Aerospace Group, LLC. NFMS, LLC was determined to be a VIE primarily due to the entity’s lack of sufficient equity investment at risk and the Company was determined to be the primary beneficiary of the VIE primarily attributable to the Company’s responsibility for all decisions related to NFMS, LLC’s expenditures. Accordingly, NFMS, LLC has been consolidated by the Company for the years ended December 31, 2025 and 2024 and all intercompany expenses associated with NFMS, LLC and its service agreement have been eliminated in consolidation. For the years ended December 31, 2025 and 2024, NFMS, LLC’s assets and liabilities were immaterial to the Company’s financial statements.
Bridger Aerospace Europe, S.L.U. (“BAE”) and MAB Funding, LLC (“MAB”): On November 17, 2023, we entered into a series of agreements designed to facilitate the purchase and return-to-service of four Spanish Scoopers originally awarded to our wholly-owned subsidiary, BAE, in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell the entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB. We also entered into a services agreement with MAB whereby we will manage the return to service upgrades of the Spanish Scoopers through our wholly-owned Spanish subsidiary, Albacete Aero, S.L., while they are owned and funded by MAB. The service agreement also provides that we have the right, but not the obligation, to acquire each Spanish Scooper as it is ready to be contracted and returned to service. On December 23, 2025, we purchased two of the Spanish Scoopers from MAB for an aggregate purchase price of $50.0 million, allocated $25.0 million per aircraft. The Company assessed both MAB and BAE for variable interest entity accounting under ASC 810-10-15 and determined that MAB is a voting interest entity and BAE is a variable interest entity. However, neither entity is consolidated in the Consolidated Financial Statements as the Company does not have a controlling financial interest in MAB and the Company is not the primary beneficiary of BAE. Accordingly, neither of these entities have been consolidated in the Consolidated Financial Statements of the Company for the years ended December 31, 2025 and 2024. Refer to “Note 17 – Commitments and Contingencies” included in this Annual Report on Form 10-K for additional details.
Use of Estimates
The preparation of financial statements in conformity with GAAP, requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosure of gain or loss contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include: (a) excess and aging aircraft support parts reserves, (b) allowance for doubtful accounts, (c) useful lives of property, plant and equipment, net, (d) allocation of the purchase price to the fair value of assets acquired and liabilities assumed, (e) impairment of long-lived assets, goodwill and other intangible assets, (f) disclosure of fair value of financial instruments, (g) variable interest entities, (h) accounting for Series A Preferred Stock, (i) revenue recognition, (j) estimates and assumptions made in determining the carrying values of goodwill, other intangible assets and contingent consideration, (k) Public Warrants and Private Placement Warrants, (l) accounting for income taxes including the related valuation allowance on the deferred tax asset and (m) determination of the fair value of the property related to the sale-leaseback transaction. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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
Restricted Cash
Restricted cash includes cash and cash equivalents that are not readily available for use in the Company’s operating activities. These funds are held in a demand deposit account or highly rated money market fund. As of December 31, 2025, there was no restricted cash. As of December 31, 2024, the restricted cash amounts relate to the Series 2022 Bonds.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. During the years ended December 31, 2025 and 2024, the Company did not experience losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Accounts Receivable
Accounts receivable consist of amounts due from our customers. The Company maintains an allowance for doubtful accounts equal to the estimated losses expected to be incurred based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. For the years ended December 31, 2025 and 2024, the Company did not record any bad debt expense as accounts receivable have historically been collected in accordance with the policy and there is no history of write-offs.
Aircraft Support Parts
Aircraft support parts consist of repairables and expendables that are used for servicing aircraft and support parts for universal application amongst the aviation fleet. Aircraft support parts are tracked by serial number and capitalized at cost in the Consolidated Balance Sheets and expensed in the Consolidated Statements of Operations when used in operations.

Property, Plant and Equipment, net
Property, plant and equipment, net owned by the Company is depreciated over the estimated useful lives of individual assets. Depreciation for aircraft, engines, and rotable parts is recorded over the estimated useful life based on flight hours and is recorded in Cost of revenues in the Consolidated Statements of Operations. Depreciation for vehicles and equipment, buildings, and leasehold improvements is computed using the straight-line method over the estimated useful lives of the property, plant and equipment and is recorded in Selling, general and administrative expense in the Consolidated Statements of Operations. Airplane hangars located on leased airport property are considered leasehold improvements with useful lives determined based on the estimated life of the underlying ground lease. The table below summarizes depreciable lives by asset category:

Estimated Useful Life
Aircraft, engines and rotable parts	1,500 – 6,000 flight hours
Vehicles and equipment	3 – 5 years
Buildings	50 years
Leasehold improvements	10 years
Aircraft undergo maintenance activities including routine repairs, inspections, part replacements and overhauls as required by regulatory authorities or manufacturer specifications. Costs of routine maintenance of aircraft are expensed as incurred as Cost of revenues in the Consolidated Statements of Operations. Costs that increase the value of the aircraft are capitalized as Property, plant and equipment, net in the Consolidated Balance Sheets and are depreciated over the asset’s useful life. Costs related to planned major overhauls of aircraft are capitalized using the built-in overhaul method. Under the built-in overhaul method, costs of planned maintenance and overhauls are capitalized and depreciated by the Company over the expected period until the next scheduled major maintenance event is required.
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
Investments
The Company holds equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment. As of December 31, 2025 and 2024, the Company had $5.5 million and $5.0 million of cost method investments included in Other noncurrent assets in the Consolidated Balance Sheets.
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
Debt Issuance Costs
Debt issuance costs consist of expenditures associated with obtaining debt financing, principally legal and bank commitment fees, on drawn and undrawn instruments. Such costs are deferred and amortized over the term of the related credit arrangements using the straight-line method, which approximates the effective interest method. Debt issuance costs are included in the Consolidated Balance Sheets as a direct deduction from the carrying amount of long-term debt and are included in Interest expense in the Consolidated Statements of Operations. The payment of debt issuance costs is recorded under financing activities in the Consolidated Statements of Cash Flows.

Deferred Offering Costs
Deferred offering costs primarily consist of capitalized legal, accounting and other third-party costs incurred that are related to the Reverse Recapitalization and subsequent securities offerings. As of December 31, 2025 and 2024, the Company recorded $19.6 million to Stockholders’ deficit in the Consolidated Balance Sheets.
Deferred Financing Costs
Deferred financing costs include origination, arrangement, legal and other fees to issue or amend the terms of the Revolving Credit Facility (“Revolver”) and Delayed Draw Term Loan (“DDTL”). In our consolidated balance sheets, unamortized deferred financing costs related to the DDTL are reported as other non-current assets. Deferred financing costs are recognized in our consolidated statements of operations as interest expense by amortizing the costs over the related financing using the straight-line method, which approximates the effective interest method.
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
Maintenance, Repair, and Overhaul (“MRO”) revenues
Maintenance repair revenue consists of maintenance repair and return to service work performed on customer aircraft. The Company commonly contracts with third-parties to perform certain repair and return to service work. The Company considers itself the principal in these arrangements as we control the timing and nature of the services ultimately provided by the third-party to the customer.
Each maintenance contract consists of integrated repair and return to service activities that are highly interdependent, and therefore, represent a single performance obligation. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected-cost-plus-margin approach, under which the Company forecasts the expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service.
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

Contract estimates
Actual revenues and project costs may vary from previous estimates due to changes in a variety of factors. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers, and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the availability of materials, and the effect of any delays on our project performance. We periodically review our job performance, job conditions, estimated profitability, and final contract settlements, including our estimate of total costs and make revisions to costs and income in the period in which the revisions are probable and reasonably estimable. We bear the risk of cost overruns in most of our contracts, which may result in reduced profits. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. Contracts can be modified to account for changes in contract specifications and requirements. Contract modifications are considered to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the Company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Total cumulative catch-up adjustments were not material for the years ended December 31, 2025 and 2024.
Other revenues
Other revenues primarily consists of training services and lease revenue when we lease our owned aircraft to third parties, typically on an hourly or daily basis. For the years ended December 31, 2025 and 2024, we had other revenue of $4.1 million and $4.9 million, respectively.
Contract assets & liabilities
The timing of revenue recognition, customer billings, and cash collections results in a contract asset or contract liability at the end of each reporting period. For instances where we recognize revenue prior to having an unconditional right to payment, we record a contract asset. When amounts are dependent on factors other than the passage of time in order for payment from a customer to be due, we record a contract asset which consists of costs incurred where revenue recognized over time using the cost-to-cost model exceeds the amounts billed to customers. Contract assets are recorded within Accounts receivable in the Consolidated Balance Sheets. Contract liabilities include advance payments and billings in excess of revenue recognized. Contract liabilities are recorded as deferred revenue within Accrued expenses and other current liabilities in the Consolidated Balance Sheets. Certain customers make advance payments prior to the satisfaction of our performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied over time as costs are incurred. Contract assets and contract liabilities are determined on a contract-by-contract basis.
Payment terms vary by customer and type of revenue contract. The Company generally expects that the period of time between payment and transfer of promised goods or services will be less than one year. In such instances, the Company has elected the practical expedient to not evaluate whether a significant financing component exists.
Net contract (liabilities) assets are as follows:

	As of December 31,
dollars in thousands	2025	2024	Net Change
Contract assets	$2,250	$1,746	$505
Contract liabilities	3,434	858	2,577
Net contract (liabilities) assets	$(1,184)	$888	$(2,072)
The receivables balance was $4.1 million, the contract assets and contract liabilities balances were zero, as of January 1, 2024. For the year ended December 31, 2025, the Company recognized revenues of $0.9 million that was previously included in the contract liabilities that existed at December 31, 2024.
Changes in the balances of the Company’s contract assets and liabilities primarily result from timing differences between revenue recognition and customer billings and/or payments. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the years ended December 31, 2025 and 2024.

Remaining performance obligations
The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. As of December 31, 2025, the Company has remaining unsatisfied performance obligations of $14.0 million, of which approximately 91% is expected to be recognized as revenue within the next twelve months and 9% thereafter.
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
Revenue Disaggregation
The following table presents the disaggregation of revenue by service:

	For the years Ended December 31,
dollars in thousands	2025	2024
Fire suppression	$79,840	$66,765
Aerial surveillance	17,426	13,062
MRO	21,498	13,918
Other services	4,066	4,868
Total revenues	$122,830	$98,613

	For the Years Ended December 31,
dollars in thousands	2025	2024
United States	$108,843	$88,527
Spain	13,987	10,086
Total revenues	$122,830	$98,613
Concentration Risk
The Company had three customers who individually accounted for 66%, 11%, and 10% of total revenues for the year ended December 31, 2025 and two customers who individually accounted for 61% and 12% of total revenues for the year ended December 31, 2024. The Company had two customers who individually accounted for 57% and 12% of total trade accounts receivable as of December 31, 2025 and three customers who individually accounted for 42%, 17% and 13% of total trade accounts receivable as of December 31, 2024.
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
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in Accumulated other comprehensive income and are reclassified into the line item in the Consolidated Statements of Comprehensive Income (Loss) in which the hedged items are recorded in the same period the hedged items affect earnings. In addition, settlements on cash flow hedges are recorded in the same section of the Consolidated Statement of Cash Flows as the underlying nature of the hedged item.

The Company formally assesses whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized into earnings. The fair value is based on prevailing market data and using standard valuation models based on reasonable estimates about future relevant market conditions. Refer to “Note 13 – Interest Rate Swap” included in this Annual Report on Form 10-K. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the financial risks described above.
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In accordance with ASC 740, Accounting for Income Taxes, the impacts of the OBBBA are reflected in the Company’s results for the year ended December 31, 2025. However, the changes did not affect the Company’s U.S. deferred tax assets or liabilities, as the Company continues to maintain a full valuation allowance against those balances.
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

Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This update modernizes the accounting for internal-use software, removes all references to software development stages, and requires capitalization of software costs when management has committed to a software project and it is probable the software will be completed and perform its intended use. ASU 2025-06 will be effective for annual and interim periods beginning January 1, 2028. Early adoption is permitted. The Company is currently evaluating the timing and method of adopting the new accounting guidance on the Company’s Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”). This update enhances annual and interim disclosures, in the notes to financial statements, of specified information about certain costs and expenses. ASU 2024-03 will be effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new accounting guidance on the Company’s Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This update enhances the transparency and decision usefulness of income tax disclosures to provide investors information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The Company adopted ASU 2023-09 during the year ended December 31, 2025 and applied the guidance prospectively. Refer to “Note 21 – Income Taxes” included in this Annual Report on Form 10-K. The update did not have a material impact on the Company’s consolidated financial position, results of operations, and/or cash flows.
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Years Ended December 31,
dollars in thousands	2025	2024
Cash paid for interest	$28,839	$23,137
Cash paid for income taxes, net of refunds	430	—
Fixed assets in accounts payable	15	—

Non-cash investing and financing activities:
Series A Preferred Stock - adjustment to maximum redemption value	$27,078	$25,339
Recognition of new right-of-use assets and corresponding operating lease liabilities	30,582	1,262
Derecognition of right-of-use assets and corresponding operating lease liabilities	4,567	—
Recognition of new right-of-use asset and corresponding financing lease liability	69	—
Derecognition or modification of right-of-use assets and corresponding finance lease liabilities	13	—
Purchase consideration of Ignis acquisition paid in Common Stock (Note 12)	1,191	4,038
Purchase consideration of FMS acquisition paid in Common Stock	—	14,179

NOTE 4 – CASH EQUIVALENTS
Cash equivalents consist of the following:

	As of December 31,
	2025	2024
dollars in thousands	Carrying Value
Cash equivalents:
Money market fund	$25,035	$36,305
Restricted cash:
Money market fund	$—	$13,747
There were no proceeds from sales of available-for-sale securities and gross realized gains included in earnings for the year ended December 31, 2025. For the year ended December 31, 2024, such proceeds and realized gains were $1.1 million and $16,000, respectively. The Company determines gains and losses using the first-in first-out method. For the year ended December 31, 2024, the Company reclassified out of Accumulated other comprehensive income a loss of $30,000.
NOTE 5 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of December 31,
dollars in thousands	2025	2024
Trade accounts receivable	$835	$3,213
Contract assets	2,250	1,746
Foreign tax receivable	105	986
Total accounts receivable	$3,190	$5,945
Substantially all accounts receivable at December 31, 2025, are expected to be collected in 2026. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the contract assets amounts are primarily from contracts associated with the U.S. Government. Foreign tax receivable consists primarily of value-added taxes charged by the Spanish government. Refer to “Note 2 – Summary of Significant Accounting Policies” for further discussion on Contract assets.
NOTE 6 – AIRCRAFT SUPPORT PARTS
Aircraft support parts consist of the following:

	As of December 31,
dollars in thousands	2025	2024
Repairables and expendables	$623	$593
Other	1,031	264
Total aircraft support parts	$1,654	$857
NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	As of December 31,
dollars in thousands	2025	2024
Deposits	$1,639	$1,044
Prepaid insurance	1,546	1,472
Prepaid subscriptions	518	1,229
Other	291	179
Total prepaid expenses and other current assets	$3,994	$3,924

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consist of the following:

	As of December 31,
dollars in thousands	2025	2024
Aircraft	$262,013	$185,877
Less: Accumulated depreciation	(48,607)	(38,210)
Aircraft, net	213,406	147,667
Vehicles and equipment	7,049	5,921
Buildings	1,200	1,054
Leasehold improvements	645	35,504
Licenses	235	235
Finance lease right-of-use asset	117	101
Capitalized software and development costs	35	35
Construction-in-progress - leasehold improvements	—	5
Less: Accumulated depreciation	(3,873)	(6,753)
Leasehold improvements and equipment, net	5,408	36,102
Total property, plant and equipment, net	$218,814	$183,769
For the year ended December 31, 2025, the Company recorded $13.0 million and $1.1 million of depreciation expense in Cost of revenues and Selling, general and administrative expense, respectively. For the year ended December 31, 2024, the Company recorded $14.5 million and $2.3 million of depreciation expense in Cost of revenues and Selling, general and administrative expense, respectively.
Asset groups are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. As of the year ended December 31, 2025, the Twin Commander did not generate revenues and as such the Company performed a market approach assessment, and determined the fair value of the Twin Commander aircraft was lower than the net book value and as such, recorded an impairment charge of $0.2 million in the Consolidated Statements of Operations. For the year ended December 31, 2024, the Company recorded no impairment charges.
For the years ended December 31, 2025 and 2024, the Company recorded a gain on disposals of assets of $0.1 million and a loss of disposals of assets of $0.4 million, respectively, in Selling, general and administrative expense in the Consolidated Statements of Operations.
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
As of March 31, 2025, the Company finalized the purchase accounting for the FMS Acquisition. The following table summarizes the final purchase price allocation:

dollars in thousands	As of March 31, 2025
Common Stock	$13,061
Working Capital Excess Shares	174
Closing Cash Shares Adjustment	143
Accrued Dividends Payable Adjustment	800
Earnout Shares	2,164
Total purchase price	$16,342

dollars in thousands	As of December 31, 2024	Adjustments	As of March 31, 2025
Cash and cash equivalents	$2,592	$—	$2,592
Accounts receivable[1]	2,701	—	2,701
Aircraft support parts	265	—	265
Prepaid expenses and other current assets	124	—	124
Property, plant and equipment	1,014	—	1,014
Intangible assets	3,900	—	3,900
Other noncurrent assets	1,854	—	1,854
Accounts payable	(259)	—	(259)
Dividends payable	(800)	—	(800)
Deferred revenue	(180)	—	(180)
Accrued expenses and other current liabilities	(170)	(139)	(309)
Operating right-of-use current liability	(56)	—	(56)
Operating right-of-use noncurrent liability	(960)	—	(960)
Deferred tax liability	(1,269)	—	(1,269)
Total identifiable net assets	8,756	(139)	8,617
Goodwill	7,586	139	7,725
Total purchase price	$16,342	$—	$16,342
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
NOTE 10 – GOODWILL AND INTANGIBLE ASSETS, NET
As of December 31, 2025 and 2024, goodwill was $20.9 million and $20.7 million, respectively. As of December 31, 2025 and 2024, goodwill of $2.4 million was allocated to the Company’s BAGH reporting unit, which has a negative carrying amount of net assets as of December 31, 2025 and 2024, due to the inclusion of the mezzanine equity, refer to “Note 18 – Mezzanine Equity.” There were no impairment charges recorded for goodwill for the years ended December 31, 2025 and 2024.
Changes in the carrying amount of goodwill for years ended December 31, 2025 and 2024 were as follows:

dollars in thousands	Goodwill
As of December 31, 2023	$13,163
Addition from FMS Acquisition	11,578
Measurement period adjustment	(3,992)
As of December 31, 2024	$20,749
Measurement period adjustment	139
As of December 31, 2025	$20,888
Intangible assets consisted of the following:

		As of December 31, 2025
dollars in thousands	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-process research and development (“IPR&D”)	5	$4,109	$(926)	$3,183
Contracts	5.5	3,400	(927)	2,473
Trade name	9.5	300	(47)	253
Internal-use software	3	297	(297)	—
Customer relationships	3.5	200	(86)	114
Licenses	10	68	(68)	—
Total intangible assets		$8,374	$(2,351)	$6,023

		As of December 31, 2024
dollars in thousands	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contracts	5.5	$3,400	$(309)	$3,091
IPR&D	5	2,783	(260)	2,523
Trade name	9.5	300	(16)	284
Internal-use software	3	297	(297)	—
Customer relationships	3.5	200	(29)	171
Licenses	10	68	(61)	7
Total intangible assets		$7,048	$(972)	$6,076

IPR&D is the historical know-how, software, formula protocols, designs and procedures expected to be needed to complete the development of the technology asset and receive regulatory approval. The Company amortizes the IPR&D over its useful life of five years when placed into service. As of December 31, 2025 and 2024, the Company capitalized costs of $1.3 million and $1.2 million related to IPR&D, respectively.
Amortization expense for intangible assets and other noncurrent assets was $1.4 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. Amortization expense is included in Selling, general and administrative expense in the Consolidated Statements of Operations.
Future amortization expense for intangible assets subject to amortization is expected to be as follows:

dollars in thousands	Expected Amortization
2026	$1,502
2027	1,502
2028	1,445
2029	1,445
2030	34
Thereafter	95
Total	$6,023
NOTE 11 – OTHER NONCURRENT ASSETS
Other noncurrent assets consisted of the following:

	As of December 31,
dollars in thousands	2025	2024
Operating lease right-of-use asset	$31,416	$7,951
Deferred debt issuance costs	4,150	—
Investment in MAB	4,000	4,000
Deposits	1,937	338
Investment in Overwatch Imaging, Inc.	1,000	1,000
Prepaid expenses	986	1,543
Interest rate swap	—	1,075
Other	873	499
Total other noncurrent assets	$44,362	$16,406

NOTE 12 – ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following:

	As of December 31,
dollars in thousands	2025	2024
Warrant liabilities	$5,330	$1,066
Deferred revenue	3,434	858
Contingent consideration	2,743	6,219
Accrued salaries, wages and bonuses	2,548	1,635
Deferred underwriting fee payable	1,500	1,500
Accrued foreign tax	925	925
Finance right-of-use liability	96	37
Accrued interest expense	52	6,487
Other	742	718
Total accrued expenses and other liabilities	17,370	19,445
Less: Current accrued expenses and other current liabilities	(9,794)	(14,057)
Total long-term accrued expenses and other noncurrent liabilities	$7,576	$5,388

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
As of December 31, 2025 and 2024, 17,249,874 Public Warrants remain outstanding. The Public Warrants are liability-classified with a balance of $3.4 million and $0.7 million, respectively, and a fair value of $0.20 and $0.04 per warrant as of December 31, 2025 and 2024, respectively.
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
As of December 31, 2025 and 2024, the Company had 9,400,000 outstanding Private Placement Warrants to purchase 9,400,000 shares of Common Stock. The Private Placement Warrants are liability-classified with a balance of $1.9 million and $0.4 million, respectively, and a fair value of $0.20 and $0.04 per warrant as of December 31, 2025 and 2024, respectively.

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
As part of the 2023 Ignis Acquisition, the Company agreed to pay contingent consideration based on the achievement of certain operational milestones. The final milestone was completed during 2024, which triggered a series of three annual contingent consideration payments. The first payment was made as of the quarter ended June 30, 2024. During the second quarter of 2025, the Company issued 617,189 restricted shares of Common Stock to the Ignis shareholders (determined based upon a trailing 120-day VWAP of the Common Stock for the 120 consecutive trading days ended June 30, 2025). The shares were issued at fair value, resulting in a total issuance value of approximately $1.2 million. This amount was previously recognized as part of the contingent consideration liability as of March 31, 2025, and the issuance did not result in any additional expense during the period. The remaining $1.9 million of Common Stock consideration will be issued to the Ignis shareholders in 2026, with the price per share determined based upon a trailing 120-day VWAP of the Common Stock at the time of such issuance. The liability for the remaining contingent consideration has been recorded at fair value and is classified as a current liability on the Consolidated Balance sheet.
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
In addition, as it relates to the 2024 FMS Acquisition and the related earnout, based on revised forecasts and updated expectations regarding the acquired business’s performance against the applicable earn-out metrics, the Company reduced the fair value of the contingent consideration liability by $2.1 million during the three months ended June 30, 2025. No changes were made subsequently in 2025.
As of December 31, 2025 and 2024, the Company recognized $2.0 million and $3.4 million, respectively, in Accrued expenses and other current liabilities and $0.7 million and $2.8 million, respectively, in Long-term accrued expenses and other noncurrent liabilities in the Consolidated Balance Sheets.
The change in contingent consideration for the years ended December 31, 2025 and 2024 was as follows:

dollars in thousands	2025	2024
Contingent consideration, beginning of period	$6,219	$8,486
Addition of contingent consideration from FMS Acquisition	—	2,164
Change in fair value of contingent consideration	(2,285)	(393)
Settlement of contingent consideration	(1,191)	(4,038)
Contingent consideration, end of period	$2,743	$6,219
NOTE 13 – INTEREST RATE SWAP
The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.
The Company entered an interest rate swap with Rocky Mountain Bank, now known as UMB Bank (“UMB”) on March 12, 2020 to reduce risk related to variable-rate debt from the term loan, which was subject to changes in market rates of interest as discussed in “Note 15 – Long-Term Debt” included in this Annual Report on Form 10-K. The interest rate swap was designated as a cash flow hedge. The Company recorded its corresponding derivative asset on a gross basis in Other noncurrent assets at fair value on the Consolidated Balance Sheets.

Each month, the Company made interest payments to UMB under its loan agreement. Effective July 1, 2023, LIBOR was replaced by 1-month CME Term Secured Overnight Financing Rate (“SOFR”) plus 0.11448% tenor spread adjustment plus the 2.5% contractual SOFR margin then in effect with respect to the term loan. At the end of each calendar month, the Company receives or makes payments on the interest rate swap difference, if any, based on the received interest rate set forth in the table below. Interest payments on the Company’s term loan and payments received or made on the interest rate swap were reported net on the Consolidated Statements of Operations as interest expense.
The Company accounted for the interest rate swap as a cash flow hedge for accounting purposes under GAAP. The Company had the following interest rate swap designated as a cash flow hedge (dollars in thousands) for the year ended December 31, 2024:

As of December 31, 2024
Effective Date	Maturity Date	Notional Amount	Fair Value	Pay Fixed	Receive Rate
4/15/2020	3/15/2030	$9,822	$1,075	3.887%	1 Month LIBOR + 2.61448%
Concurrent with the October 2025 Refinancing, refer to “Note 15 – Long-Term Debt,” a portion of the proceeds from the refinancing transaction were used to pay off the amount outstanding under the Company’s prior variable-rate debt with UMB for the construction of the Company’s airplane hangars, dated September 30, 2019. As such, the remaining obligation to make any further payments under the swap agreement was terminated.
Fair value adjustments were historically recorded within Other comprehensive income. Upon termination of the interest rate swap in October 2025, the life-to-date accumulated gain of $0.7 million related to the interest rate swap was reclassified from Accumulated other comprehensive income to Other income on the Consolidated Statements of Operations for the year ended December 31, 2025.
NOTE 14 – FAIR VALUE MEASUREMENTS
Long-term debt
As of December 31, 2025, the Company had $0.1 million of fixed rate and of $222.4 million variable rate debt outstanding. The Company’s debt approximates fair value based on current rates and terms available to the Company for similar debt as of December 31, 2025. Debt financing activities and loan agreements are further described in “Note 15 – Long-Term Debt” in this Annual Report on Form 10-K for additional details.
As of December 31, 2024, the Company had $160.2 million of fixed rate and $48.3 million, of variable rate debt outstanding. Based on current market rates, the fair value of the fixed rate debt as of December 31, 2024, was estimated to be $173.2 million, respectively. The Company estimated the fair value of the fixed rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy. When valuing fixed rate debt, the fair value is capped at par value. The variable rate debt approximates fair value based on the closing or estimated market prices of similar securities comparable to the Company’s debts as of December 31, 2024.
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
The following tables summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2025
dollars in thousands	Level 1	Level 2	Level 3
Assets
Cash	$31,381	$—	$—
Total Assets	$31,381	$—	$—
Liabilities
Warrant liabilities - Public Warrants	$3,450	$—	$—
Warrant liabilities - Private Placement Warrants	—	1,880	—
Contingent consideration	—	—	2,743
Total liabilities	$3,450	$1,880	$2,743

	As of December 31, 2024
dollars in thousands	Level 1	Level 2	Level 3
Assets
Cash	$39,336	$—	$—
Restricted Cash:
Money market fund	13,747	—	—
Total restricted cash	13,747	—	—
Interest rate swap	—	1,075	—
Total Assets	$53,083	$1,075	$—
Liabilities
Warrant liabilities - Public Warrants	$690	$—	$—
Warrant liabilities - Private Placement Warrants	—	376	—
Contingent consideration	—	—	6,219
Total liabilities	$690	$376	$6,219
Interest Rate Swap
As discussed in “Note 13 – Interest Rate Swap,” as of October, 2025, the Company terminated the swap agreement. As such, the following is only applicable for the year ended December 31, 2024. The Company’s derivative financial instruments are measured at fair value on a recurring basis based on quoted market prices or using standard valuation models as described in “Note 13 – Interest Rate Swap” included in this Annual Report on Form 10-K.
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

Contingent Consideration
In connection with prior year acquisition activity, the Company is required to make contingent payments to the sellers based on the achievement of certain operational milestones or based on the achievement of certain earnout conditions. The fair value of the liability for the contingent payments totaled $2.7 million and $6.2 million as of December 31, 2025 and 2024, respectively. The fair value of the contingent consideration was determined using the Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are equity volatility, estimated future stock prices and various probability factors, including management’s estimate of the likelihood of meeting certain operational milestones and earnout conditions. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in estimated fair value of contingent consideration are recognized as Selling, general and administrative expenses within the Consolidated Statements of Operations. Refer to “Note 12 – Accrued Expenses and Other Liabilities” included in this Annual Report on Form 10-K for additional details.
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
As of December 31, 2025 and 2024, the Company did not have any significant assets or liabilities that were remeasured at fair value on a non-recurring basis in periods subsequent to initial recognition.
NOTE 15 – LONG-TERM DEBT
Series 2022 Bonds
On July 21, 2022, the Company closed on the Series 2022 Bonds, upon which the Company received aggregate proceeds of $135.0 million on July 21, 2022 and $25.0 million on August 10, 2022. The proceeds were designated to redeem in full the 2021 Bonds and the Series A Preferred shares, to finance the construction and equipping of the Company’s third and fourth aircraft hangar in Belgrade, Montana and to fund the purchase of additional CL-415EAF aircraft. The Series 2022 Bonds had a maturity date of September 1, 2027, with an annual interest rate of 11.5% payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2022. Debt issuance costs for the Series 2022 Bonds were $4.2 million. The Series 2022 Bonds were subject to optional redemption in whole or in part, at par plus accrued interest, and a 3% premium if such redemptions are made after September 1, 2025. At the Company’s direction, the Series 2022 Bonds were redeemed by Gallatin County on October 28, 2025.
UMB Bank (“UMB”)- UMB Loan (Aircraft Hangar)
On September 30, 2019, the Company entered into a credit facility with UMB to finance the construction of airplane hangars for $12.9 million, established as a 10-year maturity, 6-month draw period, first 6 months interest only payments monthly, then 10-year term principal plus interest due monthly on a 20-year amortization at the rate of 1 month SOFR plus 2.61448%. Debt issuance costs for this loan were $0.1 million.
Live Oak Bank Credit Facilities (BAT 1 and BAT 2)
In 2020, the Company entered into two separate credit facilities brokered through Live Oak Bank (“LOB”) and backed by the US Department of Agriculture for the completed purchase of the Company’s first two CL-415EAF aircraft. The Company issued two $19.0 million promissory notes to LOB, established as 15-year maturity, first two years interest only payments monthly, then 13-year term principal plus interest due monthly at the rate of the greater of prime plus 1.5% or 4.75% per annum. The first of these notes was issued on August 21, 2020 and the second was issued October 1, 2020 to BAT1, LLC and BAT2, LLC, respectively. Debt issuance costs for BAT1 and BAT2 were $1.0 million and $0.9 million, respectively.
October 2025 Refinancing
On October 28, 2025, the Company completed the refinancing of its then outstanding $160.0 million Series 2022 bonds with a Credit Agreement (“the Credit Agreement”), consisting of $210.0 million Initial Term Loans (the “Initial Term Loans”), a $21.5 million Revolving Credit Facility (the “Revolver”), and a $100.0 million Delayed Draw Term Loan (“the DDTL”). The Company incurred debt issuance costs of $4.9 million and lender fees of $4.2 million associated with the Credit Agreement. The Company has drawn $210.0 million under the Initial Term Loans and $10.3 million under the DDTL, with $89.7 million remaining in borrowing capacity on the DDTL, as of December 31, 2025. The Company has not drawn on the Revolver as of December 31, 2025.

The proceeds from the refinancing, along with $9.3 million of restricted cash reserved for debt servicing on the Series 2022 Bonds were used to refinance existing debt, pay associated transaction costs and the 3% prepayment penalty on the Series 2022 Bonds. The proceeds were used to prepay in full the Series 2022 Bonds, the UMB loan, with a principal balance of $9.3 million, and the two credit facilities with Live Oak Bank with principal balances of $16.8 million and $16.9 million, respectively.
The Company evaluated the transaction under the guidance in ASC 470-50, Debt—Modifications and Extinguishments, and determined that the refinancing resulted in extinguishment accounting, as the Credit Agreement was entered into with a new lending group.
In connection with the repayment the Company incurred a loss on the extinguishment of debt of $7.8 million, which includes a $3.0 million write-off of unamortized debt issuance costs. The loss was recorded as a loss on extinguishment of debt within “Other expense, net” in the condensed consolidated statements of operations for the year ended December 31, 2025.
2025 Credit Agreement
The Credit Agreement is secured by first-priority security interests in substantially all tangible and intangible assets, including aircraft, real property, and intellectual property of the Company and subsidiary guarantors. The Credit Agreement requires annual prepayment from an Excess Cash Flow assessment, requiring prepayment of a percentage of annual excess cash flow, as defined within the Credit Agreement, with an assessment date beginning with the fiscal year ending December 31, 2026, and from certain asset sales above a specific threshold, with certain reinvestment provisions. The Credit Agreement requires the Company to pay a prepayment premium on certain voluntary or mandatory prepayments of the term loans equal to (i) 3.0% if repaid on or prior to the first anniversary of the closing date, (ii) 2.0% if repaid after the first anniversary but on or prior to the second anniversary, and (iii) 1.0% if repaid after the second anniversary but on or prior to the third anniversary. After the third anniversary, no prepayment premium applies. Typical events of default include nonpayment, covenant breach, insolvency, and cross-defaults, which may result in acceleration and obligation to pay all outstanding principal, accrued interest, and fees.
The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of December 31, 2025.
The Credit Agreement is also subject to financial covenants requiring the Company to maintain (i) a Total Leverage Ratio not exceeding specified limits on various compliance dates, e.g., 7.00x through December 31, 2026, decreasing to 6.00x from March 31 2027 through December 31, 2027, decreasing to 5.50x from March 31, 2028, onwards (generally calculated as the ratio of consolidated total debt outstanding (calculated as consolidated total debt net unrestricted cash) to consolidated adjusted EBITDA (calculated as per the terms of the credit agreement)) and (ii) a minimum operating cash flow of not less than $30.0 million (generally calculated as consolidated adjusted EBITDA (calculated as per the terms of the credit agreement) minus consolidated capitalized expenses (calculated as per the terms of the Credit agreement)). The Company was in compliance with the financial covenants as of December 31, 2025 and management anticipates the Company will remain in compliance with the such covenants at future quarterly measurement periods during the next 12 months.
Initial Term Loans
The Initial Term Loans consist of an original principal of $210.0 million, maturing on October 28, 2030. Borrowings under the Credit Agreement bear interest at either (i) Term SOFR rate plus 6.00% or (ii) an Alternative Base Rate (“ABR”), plus 5.00%. The ABR is determined as the greatest of (a) the federal funds effective rate, plus 0.50%, (b) adjusted term SOFR plus 1.00%, (c) the prime rate and (d) 2.00%. The Company elected the SOFR rate plus 6.00% for the Initial Term Loans as of the commencement date.
The Initial Term Loans require quarterly principal payments equal to 0.25% of the original principal amount, with the remaining outstanding balance payable at maturity. Interest is payable at the end of the interest period, and any unpaid and accrued interest is due at the time of final repayment.

Revolver
The Revolver provides for borrowings, repayments, and re-borrowings up to a total commitment of $21.5 million. Revolving loans bear interest at the same rate options applicable to the Initial Term Loans. The Revolver matures on October 28, 2030. The Revolver requires payment of a commitment fee of 0.50% per annum based on the average daily amount of the unused Revolver. The fee is payable quarterly in arrears on the last business day of March, June, September, and December. Commitment fees totaled $19,000 for the year ended December 31, 2025 and are included in interest expense. As of December 31, 2025, the Company has not drawn on the Revolver. The Company recorded $0.9 million of upfront fees and issuance costs allocated to the Revolver as a deferred asset.
DDTL
The DDTL facility permits the Company to draw up to ten tranches, each in a minimum amount of $2.5 million and increments of $250,000, subject to customary conditions, up to $100.0 million. The DDTL will remain available until October 28, 2027. Amounts drawn under the DDTL mature on October 28, 2030. The DDTL bears interest at the same rate options applicable to the Initial Term Loans. The DDTL requires payment of a commitment fee of 1.00% per annum based on the average daily amount of the unused DDTL Commitment. The fee is payable quarterly in arrears on the last business day of March, June, September, and December. Commitment fees totaled $0.2 million for the year ended December 31, 2025 and are included in interest expense.
On December 17, 2025, the Company drew $10.3 million from the DDTL, to fund the purchase of two Pilatus. The Company has elected the SOFR rate plus 6.00% for the DDTL as of the draw. The Company recorded $3.8 million of upfront fees and issuance costs allocated to the DDTL as a deferred asset, of which $0.4 million were reclassified as a discount to the $10.3 million drawn.
The DDTL requires quarterly principal payments equal to 0.25% of the original principal amount, with the remaining outstanding balance payable at maturity. Interest is payable monthly, and any unpaid and accrued interest is due at the time of final repayment.
Other Indebtedness
UMB Loan - UMB Kodiak Aircraft
On February 3, 2020, the Company entered into a credit facility with UMB to finance in part the purchase of four Daher Kodiak aircraft. A promissory note was issued for $5.6 million, established as a 7-year maturity, first 8 months interest only payments monthly, 60 day draw period, then 76-month term plus principal interest due monthly on a 10-year amortization at the rate of 1-month SOFR plus 2.61448%. Debt issuance costs for this loan was $0.1 million.
The UMB loan is subject to financial covenants requiring the Company to maintain a debt service coverage ratio, calculated as the ratio of adjusted EBITDA (as defined in the applicable note agreements) to the amount of interest and principal payments for the fiscal year ending on the compliance date, that exceeds 1.25x for the Company. This loan is also subject to financial covenants requiring the Company to maintain a Senior Leverage Ratio on a quarterly basis not to exceed 5.50 to 1.00 after Quarter 3, 2025 and thereafter. This is calculated as Total Funded Senior Debt (as defined in the applicable note agreements) less municipal debt, divided by adjusted EBITDA (as defined in the applicable note agreements). The Company was in compliance with such financial covenants as of December 31, 2025. On February 24, 2026, the Company obtained an amendment from the lender pursuant to which the December 31, 2025 financial covenants and all future financial covenant requirements under the loan were permanently removed through maturity.
Other loans
The Company maintains various other term loan agreements with aggregate outstanding principal balances not material to the consolidated financial statements. These loans commenced as early as September 9, 2021, bear interest at fixed rates ranging from 3.89% to 5.5% per annum, and mature as late as November 17, 2027.
Debt Issuance Costs
Amortization of debt issuance costs was $1.1 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively. Unamortized debt issuance costs and original issue discounts are presented as a direct deduction from the carrying amount of the associated debt obligations in the balance sheet. These costs are amortized to interest expense over the life of the related debt using the straight-line method, which approximates the effective interest method.
Pledged Assets
As of December 31, 2025, the Company pledged or restricted substantially all of the assets (consisting principally of including aircraft, real property, and intellectual property of the Company and subsidiary guarantors) as collateral for the outstanding debt related to the 2025 Credit Agreement.

Long-term debt consisted of the following:

	As of December 31,
dollars in thousands	2025	2024
Series 2022 Bonds	$—	$160,000
Live Oak Bank - BAT 1	—	17,532
Live Oak Bank - BAT 2	—	17,604
UMB Loan (Aircraft Hangar)	—	9,822
Initial Term Loan	209,475	—
DDTL	10,224	—
UMB Loan (Kodiak Aircraft)	2,697	3,255
Other	96	174
Loans payable	222,492	208,387
Less: noncurrent debt issuance costs	(7,276)	(2,746)
Less: current debt issuance costs	(1,910)	(1,002)
Less: current portion of long-term debt, net of debt issuance costs	(926)	(2,170)
Total long-term debt, net of debt issuance costs	$212,380	$202,469
Principal maturities of the outstanding debt as of December 31, 2025 are as follows:

dollars in thousands	Maturities
2026	$2,836
2027	4,363
2028	2,203
2029	2,203
2030	210,887
Thereafter	—
Total	$222,492
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
ASC 842 requires a lessee to use the rate implicit in the lease whenever that rate is readily determinable, otherwise the incremental borrowing rate (“IBR”) should be used. Given the nature of the Company’s lease portfolio, which consists of leases of hangar spaces, aircraft, vehicles, copiers, buildings, aircraft equipment, the implicit rate is often unavailable. In such cases, the Company uses its incremental borrowing rate as the discount rate. The IBR is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The determination of the IBR requires judgment and is determined based on the Company’s credit rating and term of the lease adjusted for the effects of collateral.

Sale-Leaseback Transaction
The Company completed a sale-leaseback transaction on October 28, 2025. As such, we assessed the sale-leaseback arrangement to determine whether a sale has occurred under Accounting Standards Codification (“ASC”) Topic 606: Revenue from Contracts with Customers (“ASC 606”), as well as assess whether the classification of the lease and/or the terms preclude sale accounting under ASC 842, Leases (“ASC 842”). These assessments involve a determination of whether or not control of the underlying property has been transferred to the buyer. If we determine control of the underlying property has been transferred to the buyer, we account for the arrangement as a sale and leaseback transaction. If we determine control of the underlying property has not been transferred to the buyer, we account for the arrangement as a financing transaction.
The determination of the fair values of the properties related to our sale-leaseback arrangement requires subjectivity and estimates, including the use of valuation techniques and uncertain inputs, such as market price per square foot, where applicable. The valuation method used was the depreciated cost method. Where real estate valuation expertise is required, we obtain independent third-party appraisals to determine the fair value of the underlying asset. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair value are reasonable.
On October 28, 2025, the Company closed on a sale-leaseback transaction with an unrelated third party. Under this transaction the Company terminated and ultimately reassigned its previous ground leases with the Gallatin Airport Authority and sold three properties with a combined net book value of $30.0 million for gross proceeds of $49.3 million, which was reduced by transaction costs of $2.5 million for net cash proceeds of approximately $46.8 million. The properties in the sale-leaseback transaction are comprised of three hangars located in Bozeman, MT, totaling approximately 120,000 square feet of hangar and office space. The lease agreement has a stated ten-year term. The lease includes an option to terminate after seven years without penalty and a five-year renewal option at the end of the initial term. In determining the lease term for accounting purposes, the Company concluded it is reasonably certain not to exercise the termination option and therefore included the full ten-year stated term in the lease term. The Company is not reasonably certain to exercise the renewal option, and accordingly, the renewal period is excluded from the lease term. We recognized a gain of $16.9 million on this transaction, which is included in Gain on sale-leaseback transaction in Other income in the Consolidated Statements of Operations. Right-of-use assets and lease liabilities recognized related to this sale-leaseback transaction were $28.0 million, respectively.
Components of the Company’s operating and finance lease assets and liabilities as of December 31, 2025 and 2024 are as follows:

		As of December 31,
dollars in thousands	Financial Statement Line Item	2025	2024
Assets
Operating lease right-of-use asset	Other noncurrent assets	$31,416	$7,951
Finance lease right-of-use asset, net	Property, plant and equipment, net	92	36
Liabilities
Operating lease right-of-use liabilities (current)	Operating right-of-use liability (current)	$2,384	$1,835
Finance lease right-of-use liabilities (current)	Accrued expenses and other current liabilities	23	11
Operating lease right-of-use liabilities (non-current)	Operating right-of-use liability (noncurrent)	29,163	6,083
Finance lease right-of-use liabilities (non-current)	Accrued expenses and other noncurrent liabilities	73	26
The Company leases various property and premises on a short-term basis and leases some of its premises under non-cancelable operating leases that expire on various dates through October 2035.
The Company recorded $3.5 million and $2.1 million of expenses associated with these operating leases in Cost of Revenues and Selling, general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2025 and 2024. The Company recorded expenses associated with finance leases in Cost of revenues and Selling, general and administrative expense in the Consolidated Statements of Operations.

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
dollars in thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,486	$2,222
Operating cash flows from finance leases	10	18
Financing cash flows from finance leases	10	3
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$30,582	$1,262
Operating lease from purchase consideration of FMS acquisition	—	1,016
Finance leases	69	—
As of December 31, 2025, future minimum lease payments are as follows:

dollars in thousands	Operating Leases	Finance Leases
Year Ending December 31:
2026	$4,723	$32
2027	4,713	31
2028	4,545	31
2029	4,662	22
2030	4,243	—
Thereafter	22,086	—
Total lease payments	44,972	116
Less: interest	(13,425)	(20)
Total lease liabilities	$31,547	$96

Weighted average remaining lease term:	9.4 years	3.9 years
Weighted average discount rate:	8.0%	10.6%
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

Contingencies
On November 17, 2023, the Company entered into a series of agreements with MAB and its subsidiary designed to facilitate the purchase and return to service of four Spanish Scoopers originally awarded to the Company in September 2023 via a public tender process from the Government of Spain. The terms of the agreements provide that the Company will manage the return to service upgrades of the Spanish Scoopers while they are owned and funded by MAB. The Company has the right, but not the obligation, to acquire each plane as it is ready to be contracted and returned to service. In the event that Bridger does not purchase the aircraft within the time periods set forth in the agreements, then either party may initiate a sales process for the sale of all aircraft that have not been purchased by the Company, which sales process the Company will oversee and manage. If the aircraft are sold to a third party through such process, then the Company must pay MAB’s subsidiary a cash fee equal to the amount, if any, by which the aggregate price of the Company’s purchase options for such aircraft exceeds the consideration paid by the third-party purchaser for the same aircraft, not to exceed $15.0 million in aggregate. If the aircraft are not sold to a third party and MAB’s subsidiary has not otherwise entered into an operating lease with a third party for the aircraft, then the Company must pay MAB’s subsidiary $15.0 million. On December 23, 2025, we purchased two of the Spanish Scoopers from MAB for an aggregate purchase price of $50.0 million, allocated $25.0 million per aircraft. Accordingly, no liability has been recorded in the Consolidated financial statements as of December 31, 2025. The Company will continue to monitor the situation and assess the need for recognition or further disclosure in future periods.
NOTE 18 – MEZZANINE EQUITY
The Company’s Series A Preferred Stock are convertible at the election of the holders into shares of Common Stock, without the payment of additional consideration by the holders into such number of shares of Common Stock as determined by dividing the original issue price, plus accrued interest by a conversion price equal to $11.00 per share at the time of conversion.
Shares of Series A Preferred Stock are mandatorily redeemable by the Company on April 25, 2032 at a redemption amount that is equal to the stated value, plus accrued but unpaid interest. Accrued interest for the Series A Preferred Stock was $27.1 million and $25.3 million during the years ended December 31, 2025 and 2024, respectively. Shares of Series A Preferred Stock are also redeemable upon certain triggering events outside of the control of the Company, including that shares of Series A Preferred Stock may be redeemed by the Company (a) on or after April 25, 2027 or (b) in connection with the consummation of a fundamental change in the Company’s voting and governance structure such as the sale of the Company or its subsidiaries representing more than 50% of the Company’s voting stock or a similar liquidity event. Shares of Series A Preferred Stock may be redeemed by the holder upon the consummation of a fundamental change, such as the sale of the Company or a similar liquidity event.
Given the conversion feature is considered substantive, the mandatory redemption on April 25, 2032 is not certain and accordingly, the Series A Preferred Stock are classified as mezzanine equity.
As of December 31, 2025, it is probable that the Series A Preferred Stock may become redeemable on April 25, 2032. The Company has elected to recognize changes in redemption value immediately, adjusting the preferred stock to the maximum redemption value at each reporting date. Upon Closing, the Series A Preferred Stock had both a carrying value and redemption value of $332.7 million, the 50% multiplier, valued at $156.4 million, was removed. As of December 31, 2025 and 2024, the Series A Preferred Stock had both a carrying value and redemption value of $407.3 million and $380.2 million, respectively. Refer to table below.
As of December 31, 2025 and 2024, the fair value of the embedded derivative related to the event of default is zero, as there have been no triggering events.
The Company determined the fair value of the other features requiring bifurcation, both individually and in the aggregate were immaterial at December 31, 2025 and 2024. The fair value of these features will be assessed at each reporting date and will be recognized and remeasured at fair value, if material.

	Redeemable Series A Preferred Stock
dollars in thousands	Shares	Amounts
Balance as of December 31, 2024	315,789.473684	$380,179
Adjustment to maximum redemptions value	—	27,078
Balance as of December 31, 2025	315,789.473684	$407,257

Balance as of December 31, 2023	315,789.473684	$354,840
Adjustment to maximum redemptions value	—	25,339
Balance as of December 31, 2024	315,789.473684	$380,179
NOTE 19 – STOCKHOLDERS’ DEFICIT
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
RSU activity for the years ended December 31, 2025 and 2024 is as follows:

	Number of Awards	Weighted average grant date fair value
Outstanding as of December 31, 2024	4,472,950	$6.94
Granted	3,011,632	2.16
Vested	(1,322,352)	4.93
Forfeited/Cancelled	(635,565)	4.78
Outstanding as of December 31, 2025	5,526,665	$5.06

Outstanding as of December 31, 2023	6,624,459	$8.30
Granted	1,682,538	4.47
Vested	(2,064,083)	7.47
Forfeited/Cancelled	(1,769,964)	9.04
Outstanding as of December 31, 2024	4,472,950	$6.94
The total fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $2.8 million and $10.2 million, respectively, based on the closing stock price on the date of vesting.
For the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense related to RSUs of $1.3 million and $1.7 million, respectively, within Total cost of revenues and $5.8 million and $14.4 million, respectively, within Selling, general and administrative expense on the Consolidated Statements of Operations.
As of December 31, 2025 and 2024, there was $11.6 million and $15.2 million, respectively, of unrecognized total compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.0 years and 2.8 years, respectively.

Incentive Units
Prior to the adoption of the Omnibus Plan, during the year ended December 31, 2022, the Company granted Incentive Units to selected board members and executives. Within each grant, 80% of the Incentive Units vest annually over a four-year period subject to continued service by the grantee (the “Time-Vesting Incentive Units”), and the remaining 20% of the Incentive Units vest upon a qualifying change of control event (the “Exit-Vesting Incentive Units”). For the Time-Vesting Incentive Units, compensation cost is recognized over the requisite service period on a straight-line basis. For the Exit-Vesting Incentive Units, expense is recognized when a qualifying change of control event is considered probable, which has not occurred as of December 31, 2025. As of December 31, 2025 and 2024, 40,404 Exit-Vesting Incentive Units, with a weighted average grant date fair value of $0.01, remain outstanding. Upon vesting of each Incentive Unit, the Company will issue 0.96246 shares of Common Stock to the Incentive Unit holder.
2025 At-the-Market (“ATM”) Offering
On March 18, 2025, the Company entered into a sales agreement (“2025 ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Canaccord Genuity LLC (together with Stifel, the “2025 Agents”) under which we may offer and sell, from time to time, shares of our Common Stock (the “2025 ATM Shares”) having an aggregate offering price of up to $100.0 million through the 2025 Agents in negotiated transactions that are deemed to be an “at the market offering” (the “2025 ATM Offering”).
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
During the year ended December 31, 2025, the Company did not sell any shares of Common Stock under the 2025 ATM Agreement.
2024 ATM Offering
On January 26, 2024, the Company entered into a sales agreement (“2024 ATM Agreement”) with Stifel and Virtu Americas LLC (together with Stifel, the “Agents”) under which we could offer and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $100.0 million through the Agents in negotiated transactions that are deemed to be an “at the market offering.”
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
The Company was not obligated to make any sales of the 2024 ATM Shares under the 2024 ATM Agreement. The offering of the 2024 ATM Shares pursuant to the 2024 ATM Agreement was terminated in connection with the 2025 ATM Agreement.
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
NOTE 20 – RELATED PARTY TRANSACTIONS
During the year ended December 31, 2025, the Company engaged Venable LLP, a law firm at which Dean Heller, a member of our Board of Directors, serves as a Senior Policy Advisor, for corporate litigation and regulatory compliance services. Mr. Heller recused himself from all related approval discussions. The aggregate fees paid totaled approximately $0.4 million for the year ended December 31, 2025. The Company had approximately $0.4 million in Accrued expenses related to professional services as of December 31, 2025.
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
The Company incurred related party training expenses, provided by an entity in which Mr. Timothy Sheehy has partial ownership, of $0.6 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively, and zero and $0.1 million in related outstanding accounts payable as of December 31, 2025 and 2024, respectively. The Company earned revenues related to charter rentals of the Company’s aircraft by the U.S. Senate campaign of Mr. Timothy Sheehy of zero and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

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
On July 10, 2023, the Company entered into two operating lease agreements, each for a Pilatus under the ownership of Mr. Timothy Sheehy. The Company related party lease expense of approximately $0.7 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively. The Company recorded approximately $5.1 million of right-of-use assets, $1.3 million of right-of-use current liabilities, and $3.8 million of right-of-use noncurrent liabilities as of December 31, 2024.
On July 21, 2022, the Company closed on the Series 2022 Bonds, upon which the Company received aggregate proceeds of $135.0 million on July 21, 2022 and $25.0 million on August 10, 2022. In connection with the original issuance, three senior executives of the Company purchased approximately $10.0 million of the Series 2022 Bonds, which purchases were entered into on an arm’s length basis during the public offering for the Series 2022 Bonds, and on the same terms and conditions that were offered to all Bond purchasers. One of the related parties of the Company left the Company during the period ended June 30, 2024 and was no longer deemed a related party following his departure. The two other related parties of the Company disposed of their holdings as of October 1, 2024. The Company paid approximately $1.1 million in interest to these bond holders during the year ended December 31, 2024, respectively. Refer to “Note 15 – Long-Term Debt” included in this Annual Report on Form 10-K for additional information on the Series 2022 Bonds.
NOTE 21 – INCOME TAXES
The components of our income (loss) before income taxes for the years ended December 31, 2025 and 2024, are as follows:

	For the Years Ended December 31,
dollars in thousands	2025	2024
Domestic	$3,199	$(15,566)
Foreign	726	(763)
Income (loss) before income taxes	$3,925	$(16,329)
The components of the current tax provision and deferred tax benefit for the years ended December 31, 2025 and 2024, are as follows:

	For the Years Ended December 31,
dollars in thousands	2025	2024
Current tax provision:
U.S. Federal	$—	$—
State and local	285	(47)
Foreign	(127)	427
Total current tax provision	$158	$380
Deferred tax benefit:
U.S. Federal	$—	$(1,269)
State and local	—	127
Foreign	(373)	—
Total deferred tax benefit	$(373)	$(1,142)
Income tax benefit	$(215)	$(762)
Effective rate of tax	(5.5)%	4.7%

Effective Rate Reconciliation
The reconciliation between the statutory federal income tax rate and the effective income tax rate for the year ended December 31, 2025, are as follows:

dollars in thousands	2025
Income tax - at US statutory tax rate	$824	21.0%
State and local taxes - net of federal[1]	226	5.8%
Foreign tax effects
Spain
Stock Based Compensation	(651)	(16.6)%
Other	(2)	(0.1)%
Nontaxable or nondeductible items
Stock Based Compensation	1,183	30.1%
Warrant Mark-to-Market Adjustment	895	22.8%
Contingent Liability	(480)	(12.2)%
Other	(38)	(1.0)%
Changes in valuation allowance	(2,116)	(53.9)%
Other
Deferred Remeasurement	(56)	(1.4)%
Effective rate of tax	$(215)	(5.5)%
1    State taxes in Alabama made up the majority (greater than 50 percent) of the tax effect in this category.
The reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2024, are as follows:

2024
Income tax - at U.S. statutory tax rate	21.0%
State and local taxes - net of federal	4.9%
Stock-based compensation	(34.5)%
Warrant mark-to-market adjustment	5.8%
Valuation allowance	10.9%
Return to provision	(1.6)%
Other	(1.8)%
Effective rate of tax	4.7%
In addition to the US federal statutory income tax rate, significant recurring items that affect the Company’s income tax rate are state and local income taxes, nondeductible officer compensation, and change in valuation allowance recognition.

Deferred tax assets and liabilities
The components of the total net deferred tax assets and liabilities as of December 31, 2025 and 2024, consisted of the following:

	As of December 31,
dollars in thousands	2025	2024
Deferred tax assets:
Net operating losses	$26,609	$24,117
Partnership	4,027	11,638
Interest expense limitation - 163(j)	12,413	11,568
Stock-based compensation	3,067	3,492
Other	1,609	123
Total deferred tax assets	47,725	50,938
Valuation allowance for deferred tax assets	(45,845)	(49,748)
Net deferred tax assets	1,880	1,190
Deferred tax liabilities:
Intangibles	(1,507)	(1,190)
Total deferred tax liabilities	(1,507)	(1,190)
Net deferred tax assets	$373	$—
Income taxes paid
The components of the income taxes paid as of December 31, 2025, consisted of the following:

dollars in thousands	2025
Federal	$—
State
Alabama	118
Texas	38
Other	7
Foreign
Spain	267
Total Income Taxes Paid	$430
The total deferred tax liability presented in the financial statements as of December 31, 2025 is subject to certain significant estimates. The valuation allowance recorded as of December 31, 2025 is reliant on the scheduling of future taxable income. This is highly subjective in nature and may materially change within the next 12 months.
As of December 31, 2025, the Company had tax effected federal net operating loss carryforwards of $21.9 million available, and all have an unlimited carryforward period. Future federal NOL utilization is limited to 80% of taxable income on an annual basis. As of December 31, 2025, the Company had $4.7 million of tax-effected state net operating loss carryforwards available. If not utilized, the state NOL carryforwards will expire at various dates beginning in 2033. As of December 31, 2025, the Company had $12.4 million of tax-effected interest expense limitation available, and all of the limitation has an unlimited carryforward period. Future interest expense utilization is limited to 30% of taxable income on an annual basis.
The Company records interest and penalties through income tax expense relating to uncertain tax positions. As of December 31, 2025, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.
The Company’s federal, state and foreign income tax returns are subject to audit. The Company is not currently under audit by federal or foreign taxing authorities. The years open to examination include years ending 2022 to 2024 for federal income tax purposes, years ending 2022 to 2024 for state income tax purposes, and years ending 2022 to 2024 for foreign income tax purposes.

Due to uncertainty regarding future utilization, a valuation allowance has been recorded in respect of all federal and state deferred tax assets, inclusive of federal and state net operating loss carryforwards and state credit carryforwards. Management determined that it is more likely than not that the benefit of such loss and credit carryforwards will not be fully realized. The Company recorded a valuation allowance of $45.8 million and $49.7 million as of December 31, 2025 and 2024, respectively. The valuation allowance decreased by $3.9 million.
NOTE 22 – LOSS PER SHARE
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
Loss per share calculations for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to effect the Reverse Recapitalization. Subsequent to the Closing, Loss per share is calculated based on the Weighted average Common Stock outstanding.
The following table sets forth the computation of the Company’s Loss per share:

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2025	2024
Net income (loss)	$4,140	$(15,567)
Adjustments to Net Income (loss):
Series A Preferred Stock—adjustment to maximum redemptions value	(27,078)	(25,339)
Loss attributable to Common stockholders – basic and diluted	$(22,938)	$(40,906)
Weighted average Common Stock outstanding - basic and diluted	54,283,410	50,524,996
Loss per share – basic and diluted	$(0.42)	$(0.81)
The following table summarizes the potentially dilutive common shares that were excluded from diluted Loss per share - diluted computations because the effect would have been anti-dilutive:

	For the years ended December 31,
	2025	2024
Series A Preferred Stock	37,023,378	34,561,722
Unvested Restricted Stock Units	5,526,665	4,472,950
Public Warrants	17,249,874	17,249,874
Private Placement Warrants	9,400,000	9,400,000
Unvested Legacy Bridger Incentive Units	40,404	40,404
Sponsor Earnout Shares	855,000	855,000

NOTE 23 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as a single operating segment. Our revenues are primarily derived from aerial wildfire management, relief and suppression and the delivery of specialty aviation services. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”), who reviews the financial performance of the Company on a consolidated basis. The CODM uses consolidated revenues, income (loss) before income taxes and Adjusted EBITDA to assess financial performance and allocate resources. Additionally, significant expenses, such as cost of revenues and selling, general & administrative expenses, are closely monitored as part of the performance evaluation and resource allocation process. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow revenues and operating margin and the allocation of budget between cost of revenues and selling, general & administrative expenses.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
dollars in thousands	2025	2024
Revenues	$122,830	$98,613
Cost of revenues:
Flight operations	31,933	31,016
Maintenance	39,214	26,459
Total cost of revenues	71,147	57,475
Gross income	51,683	41,138
Selling, general and administrative expense	36,283	35,820
Interest expense	23,263	23,714
Other income	11,788	2,067
Income (loss) before income taxes	3,925	(16,329)
Income tax benefit	215	762
Net income (loss)	$4,140	$(15,567)
See the Consolidated Financial Statements for other financial information regarding the Company’s operating segment.
Total United States revenues were $108.8 million and $88.5 million for the years ended December 31, 2025 and 2024, respectively. Refer to “Note 2 – Summary of Significant Accounting Policies” included in this Annual Report on Form 10-K for additional information about revenue by geographic location. The Company had three customers who individually accounted for 66%, 11%, and 10% of total revenues for the year ended December 31, 2025, and two customers who individually accounted for 61% and 12% of total revenues for the year ended December 31, 2024.
The Company’s long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets were located as follows:

	As of December 31,
dollars in thousands	2025	2024
United States	$198,301	$190,560
Spain	51,928	2,017
NOTE 24 – SUBSEQUENT EVENTS
Management has evaluated subsequent events and transactions that occurred after December 31, 2025 up to the date of issuance of these Consolidated Financial Statements.
On March 3, 2026, the Company entered into a purchase agreement for a King Air aircraft of $11.4 million. The aircraft is expected to be delivered in 2027.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the current chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Limitations on Effectiveness of Controls
We do not expect that our disclosure controls and procedures will prevent or detect all errors or all instances of fraud. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system and procedures are met. Because of the inherent limitations in all control systems and procedures, there is a risk that misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as we are an emerging growth company and are exempt from the auditor attestation requirement under Section 404(b) of the Sarbanes‑Oxley Act and Item 308(b) of Regulation S‑K as permitted by the JOBS Act of 2012.

Remediation of the Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As reported in Management’s Annual Report on Internal Control over Financial Reporting for the year ended December 31, 2024, as well as in our Quarterly Reports on Form 10-Q for each interim period through the third quarter of the year ended December 31, 2025, we did not maintain effective internal control over financial reporting because of the two material weaknesses described below:
Specifically related to, (i) the accounting for complex transactions within our financial statement closing and reporting process; and (ii) maintaining and monitoring user access to certain IT systems contributing to our financial reporting.
During the year ended December 31, 2025, the Company implemented remediation plans to address the design and operating effectiveness of control deficiencies that led to the material weaknesses described above. Management’s remediation efforts included improving the workflow for complex accounting transactions to include multiple levels of review and allow additional time to thoroughly evaluate the application of U.S. GAAP, as well as enhancing the precision of reviews of assumptions used within third-party accounting experts’ analyses. In December 2024, the Company hired a Director of Technical Accounting and Reporting to further strengthen the review process for complex accounting matters and third-party accounting advice. In addition, Management evaluated and enhanced segregation of duties within key financial applications, restricted privileged access in the general ledger and account reconciliation systems to enforce workflow integrity, and designed new controls to monitor how remaining privileged access to financially significant IT applications is exercised by authorized personnel.
After testing the design and implementation and operating effectiveness of the enhanced or new controls described above, management concluded that the material weaknesses described above were remediated as of December 31, 2025. We will continue to monitor execution of our controls to ensure the effectiveness of those controls and make enhancements as necessary.
Changes in Internal Control Over Financial Reporting
Except as described above under “Remediation of the Previously Reported Material Weaknesses in Internal Control Over Financial Reporting,” there were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Appointment of Chief Operating Officer
On March 4, 2026, the Company announced the appointment of Adolphus “Bill” Andrews as the Company’s Chief Operating Officer, effective as of March 2, 2026. For his services as the Company’s Chief Operating Officer, Mr. Andrews will receive an annual base salary of $400,000 and will be eligible to receive an annual cash bonus of $160,000.
Mr. Andrews, age 59, served in various senior leadership roles at Lockheed Martin Corporation over a 23-year period, including as Vice President and Executive Program Manager for Mobility Programs from January 2023 through February 2026, as Director of Field Operations from October 2021 to January 2023 and as Director of Aeronautics Test and Evaluation from April 2019 to October 2021. Mr. Andrews previously served in the U.S. Air Force and Air National Guard as a C-130 Evaluator Pilot and Aircraft Commander and holds a Master of Science in Systems and Project Management from the University of Southern California and a Bachelor of Science in Civil Engineering from the U.S. Air Force Academy.
There are no arrangements or understandings between Mr. Andrews and any other person pursuant to which he was appointed as an officer. Mr. Andrews does not have a direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, has informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item of Form 10-K will be included in our definitive proxy statement (the “Proxy Statement”) to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
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

2.3+
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

4.3	Description of the Company’s Securities (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025).

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

10.7++#
Offer of Employment, dated August 21, 2022, by and between Legacy Bridger and Eric Gerratt (incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-4/A (File No.  333-266840), filed with the SEC on November 7, 2022).

10.8	Form of Indemnification Agreement for Officers and Outside Directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Form 8-K filed with the SEC on January 27, 2023).

10.9++
Contract No. 1202SA21T9009, dated as of June 3, 2021, issued by National Interagency Fire Center U.S. Forest Service to Bridger Air Tanker, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4 (File No. 333-266840), filed with the SEC on August 12, 2022).

10.10
Aircraft Operating Lease Agreement, dated July 10, 2023, by and between Element Aviation Services, LLC and Bridger Aerospace Group, LLC (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-275051) filed with the SEC on October 17, 2023).

10.11
Aircraft Operating Lease Agreement, dated July 10, 2023, by and between Element Aviation Services, LLC and Bridger Aerospace Group, LLC (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-275051) filed with the SEC on October 17, 2023).

10.12+
Services Agreement, dated November 17, 2023, by and between Bridger Aerospace Group Holdings, Inc. and Bridger Aerospace Europe, S.L.U. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024).

10.13
First Amendment to Services Agreement, dated January 18, 2024, by and between Bridger Aerospace Group Holdings, Inc. and Bridger Aerospace Europe, S.L.U. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024).

10.14
Form of Securities Purchase Agreement, dated as of April 15, 2024, by and between Bridger Aerospace Group Holdings, Inc. and the investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024).

10.15++
Second Amendment to Services Agreement, dated May 8, 2024, by and between Bridger Aerospace Group Holdings, Inc. and Bridger Aerospace Europe, S.L.U. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).

10.16
Sales Agreement, dated as of March 18, 2025, by and among Bridger Aerospace Group Holdings, Inc., Stifel, Nicolaus & Company, Incorporated and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2025).

10.17+
Amendment to Amended and Restated Services Agreement, dated April 15, 2025, by and among Bridger Aerospace Group Holdings, Inc., Albacete Aero, S.L.U., Bridger Aerospace Europe, S.L.U. and MAB Funding Designated Activity Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2025).

10.18+
Credit Agreement, dated as of October 28, 2025, by and among Bridger Aerospace Group Holdings, Inc., Bain Capital Credit, LP, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2025).

Exhibit Number	Description

10.19+
Aircraft Purchase Agreement, dated as of November 21, 2025, by and between Albacete Aero, S.L. and MAB Funding Designated Activity Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2025).

19.1
Bridger Aerospace Group Holdings, Inc. Insider Trading and Confidentiality Policy (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025).

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
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2026.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

By:	/s/ Sam Davis
Name:	Sam Davis
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Sam Davis	Chief Executive Officer (Principal Executive Officer)	March 6, 2026
Sam Davis

/s/ Eric Gerratt	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 6, 2026
Eric Gerratt

/s/ Jeffrey Kelter	Director and Executive Chairman of the Board	March 6, 2026
Jeffrey Kelter

/s/ Dan Drohan	Director	March 6, 2026
Dan Drohan

/s/ Elizabeth Fascitelli	Director	March 6, 2026
Elizabeth Fascitelli

/s/ Ernest Freedman	Director	March 6, 2026
Ernest Freedman

/s/ Dean Heller	Director	March 6, 2026
Dean Heller

/s/ Wyman Howard	Director	March 6, 2026
Wyman Howard

/s/ Meghan Pasricha	Director	March 6, 2026
Meghan Pasricha

/s/ Robert Savage	Director	March 6, 2026
Robert Savage

/s/ David Schellenberg	Director	March 6, 2026
David Schellenberg