Form 10-Q
period 2026-03-31
Bridger Aerospace Group Holdings, Inc.
filed 2026-05-08
CIK 1941536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, there were 57,637,641 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except par value amounts)

	As of March 31, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$9,000	$31,381
Accounts receivable	6,838	3,190
Aircraft support parts	1,239	1,654
Prepaid expenses and other current assets	2,147	3,994
Total current assets	19,224	40,219
Property, plant, and equipment, net	221,998	218,814
Intangible assets, net	5,912	6,023
Goodwill	20,888	20,888
Other noncurrent assets	46,349	44,362
Total assets	$314,371	$330,306
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable[1]	$5,817	$3,417
Accrued expenses and other current liabilities[2]	9,652	9,794
Operating right-of-use current liabilities	2,954	2,384
Current portion of long-term debt, net of debt issuance costs	2,920	926
Total current liabilities	21,343	16,521
Long-term accrued expenses and other noncurrent liabilities	12,675	7,576
Operating right-of-use noncurrent liabilities	30,289	29,163
Long-term debt, net of debt issuance costs	215,897	212,380
Total liabilities	280,204	265,640
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY
Series A Preferred Stock, $0.0001 par value; 315,789.473684 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025	414,285	407,257
STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 57,528,748 shares issued and outstanding at March 31, 2026; 55,894,663 shares issued and outstanding at December 31, 2025	6	6
Additional paid-in capital	77,350	82,315
Accumulated deficit	(456,403)	(425,099)
Accumulated other comprehensive (loss) income	(1,071)	187
Total stockholders’ deficit	(380,118)	(342,591)
Total liabilities, mezzanine equity and stockholders’ deficit	$314,371	$330,306
1Includes related party accounts payable of $0.3 million and zero as of March 31, 2026 and December 31, 2025, respectively.
2Includes related party accrued expenses of zero and $0.4 million as of March 31, 2026 and December 31, 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except per share amounts)

	For the three months ended March 31,
	2026	2025
Revenues	$8,512	$15,646
Cost of revenues:
Flight operations[1]	6,561	6,252
Maintenance	10,487	10,955
Total cost of revenues	17,048	17,207
Gross loss	(8,536)	(1,561)
Selling, general and administrative expense[2]	(16,730)	(8,590)
Interest expense	(6,150)	(5,735)
Other income	140	599
Loss before income taxes	(31,276)	(15,287)
Income tax expense	(28)	(251)
Net loss	$(31,304)	$(15,538)
Series A Preferred Stock - adjustment to maximum redemptions value	(7,028)	(6,561)
Loss attributable to Common stockholders - basic and diluted	$(38,332)	$(22,099)
Loss per share - basic and diluted	$(0.69)	$(0.41)
Weighted average Common Stock outstanding - basic and diluted	55,289,231	53,814,596
1Includes related party cost of revenues of zero and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.
2Includes related party selling, general and administrative expense of $0.3 million and zero for the three months ended March 31, 2026 and 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(dollars in thousands)

	For the three months ended March 31,
	2026	2025
Net loss	$(31,304)	$(15,538)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,258)	(32)
Unrealized loss on derivative instruments	—	(184)
Total other comprehensive loss, net of tax	(1,258)	(216)
Comprehensive loss	$(32,562)	$(15,754)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(dollars in thousands, except share value amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Share	Value	Share	Value
Balance at December 31, 2025	315,789	$407,257	55,894,683	$6	$82,315	$(425,099)	$187	$(342,591)
Net loss	—	—	—	—	—	(31,304)	—	(31,304)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,258)	(1,258)
Series A Preferred Stock adjustment to maximum redemptions value	—	7,028	—	—	(7,028)	—	—	(7,028)
Repurchased shares for tax withholding	—	—	(265,743)	—	(520)	—	—	(520)
Issuance of Common Shares upon settlement of liability-classified award	—	—	407,497	—	883	—	—	883
Issuance of Restricted Common Stock	—	—	303,890	—	—	—	—	—
Stock-based compensation	—	—	1,188,421	—	1,700	—	—	1,700
Balance at March 31, 2026	315,789	$414,285	57,528,748	$6	$77,350	$(456,403)	$(1,071)	$(380,118)

Balance at December 31, 2024	315,789	$380,179	54,209,388	$6	$101,495	$(429,239)	$1,036	$(326,702)
Net loss	—	—	—	—	—	(15,538)	—	(15,538)
Foreign currency translation adjustment	—	—	—	—	—	—	(32)	(32)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(184)	(184)
Series A Preferred Stock adjustment to maximum redemptions value	—	6,561	—	—	(6,561)	—	—	(6,561)
Repurchased shares for tax withholding	—	—	(226,860)	—	(342)	—	—	(342)
Stock-based compensation	—	—	760,118	—	1,991	—	—	1,991
Balance at March 31, 2025	315,789	$386,740	54,742,646	$6	$96,583	$(444,777)	$820	$(347,368)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the three months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(31,304)	$(15,538)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions:
Loss (gain) on sale/disposal of fixed assets	82	(111)
Depreciation and amortization	2,050	1,979
Stock-based compensation expense	2,432	1,991
Change in fair value of the Warrants	5,063	266
Amortization of debt issuance costs and revolver asset	524	252
Change in fair value of earnout consideration	(30)	(152)
Changes in operating assets and liabilities
Accounts receivable	(3,663)	(4,294)
Aircraft support parts	415	(12)
Prepaid expense and other current and noncurrent assets	2,938	1,024
Accounts payable, accrued expenses and other liabilities[1]	376	(3,061)
Net cash used in operating activities	(21,117)	(17,656)
Cash Flows from Investing Activities:
Purchases and improvements of property, plant and equipment	(5,697)	(3,311)
Capitalized costs related to in-process research and development (“IPR&D”)	(288)	(280)
Sale of property, plant and equipment	—	948
Net cash used in investing activities	(5,985)	(2,643)
Cash Flows from Financing Activities:
Drawdown of revolving credit facility	6,000	—
Repayments on debt	(710)	(812)
Cash paid for taxes related to net share settlement of equity awards	(520)	(342)
Payment of finance lease liability	(7)	(5)
Net cash provided by (used in) financing activities	4,763	(1,159)
Effects of exchange rate changes	(42)	(32)
Net change in cash, cash equivalents and restricted cash	(22,381)	(21,490)
Cash, cash equivalents and restricted cash – beginning of the period	31,381	53,083
Cash, cash equivalents and restricted cash – end of the period	$9,000	$31,593
Less: Restricted cash – end of the period	—	9,244
Cash and cash equivalents – end of the period	$9,000	$22,349
1Includes related party accounts payable of $0.3 million and zero for the three months ended March 31, 2026 and 2025, respectively.
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
As of March 31, 2026, the Company’s fleet consists of the following:

Aircraft Type	Number
CL-415EAF	6
Canadair CL-215T (“Spanish Scooper”)	2
Pilatus PC-12 (“Pilatus”)[1]	6
Daher Kodiak 100 (“Daher Kodiak”)	4
Beechcraft King Air 350 (“King Air”)	2
Twin Commander	1
Total aircraft	21
1The Company owns three and leases three.
Principles of Consolidation and Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Condensed Consolidated Financial Statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest, for which all intercompany transactions have been eliminated upon consolidation. Certain amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported net income/loss, total assets, or stockholders’ equity.
The information as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 is unaudited. The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, except as otherwise disclosed, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. Management also has evaluated the impact of events occurring after March 31, 2026 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.
The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with GAAP, however, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. Due to seasonal fluctuations and other factors, interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2026 (the “Form 10-K”).
Recent Activity
On March 3, 2026, the Company entered into a purchase agreement for a King Air aircraft for approximately $11.4 million. This aircraft is expected to be delivered in 2027.

On March 27, 2026, the Company drew an aggregate of $6.0 million under its Revolving Credit Facility (the “Revolver”). Refer to “Note 15 – Long-Term Debt,” included in this Quarterly Report on Form 10-Q for additional details.
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
Northern Fire Management Services, LLC (“NFMS, LLC”): The Company assisted in designing and organizing NFMS, LLC with a business purpose of employing Canadian aviation professionals to provide services to the Company. A master services agreement exists between NFMS, LLC, the Company, and Bridger Air Tanker, LLC, a wholly-owned subsidiary of the Company, to transfer all annual expenses incurred to the Company in exchange for the Canadian employees to support the Company’s water scooper aircraft. NFMS, LLC is 50% owned by a Canadian citizen, and 50% owned by Bridger Aerospace Group, LLC. NFMS, LLC was determined to be a VIE primarily due to the entity’s lack of sufficient equity investment at risk and the Company was determined to be the primary beneficiary of the VIE primarily attributable to the Company’s responsibility for all decisions related to NFMS, LLC’s expenditures. Accordingly, NFMS, LLC has been consolidated by the Company for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025, and all intercompany expenses associated with NFMS, LLC and its service agreement have been eliminated in consolidation. As of March 31, 2026 and December 31, 2025, NFMS, LLC’s assets and liabilities were immaterial to the Company’s Condensed Consolidated Financial Statements.
Bridger Aerospace Europe, S.L.U. (“BAE”) and MAB Funding, LLC (“MAB”): On November 17, 2023, we entered into a series of agreements designed to facilitate the purchase and return-to-service of four Spanish Scoopers originally awarded to our wholly-owned subsidiary, BAE, in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell the entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB. We also entered into a services agreement with MAB whereby we will manage the return-to-service upgrades of the Spanish Scoopers through our wholly-owned Spanish subsidiary, Albacete Aero, S.L., while they are owned and funded by MAB. The service agreement also provides that we have the right, but not the obligation, to acquire each Spanish Scooper as it is ready to be contracted and returned to service. On December 23, 2025, we purchased two of the Spanish Scoopers from MAB for an aggregate purchase price of $50.0 million, allocating $25.0 million per aircraft. The Company assessed both MAB and BAE for variable interest entity accounting under ASC 810-10-15 and determined that MAB is a voting interest entity and BAE is a variable interest entity. However, neither entity is consolidated in the Condensed Consolidated Financial Statements as the Company does not have a controlling financial interest in MAB and the Company is not the primary beneficiary of BAE. Accordingly, neither of these entities have been consolidated in the Condensed Consolidated Financial Statements of the Company for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025. Refer to “Note 17 – Commitments and Contingencies” included in this Quarterly Report on Form 10-Q for additional details.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosure of gain or loss contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include: (a) excess and aging aircraft support parts reserves, (b) allowance for doubtful accounts, (c) useful lives of property, plant and equipment, net, (d) allocation of the purchase price to the fair value of assets acquired and liabilities assumed, (e) impairment of long-lived assets, goodwill and other intangible assets, (f) disclosure of fair value of financial instruments, (g) variable interest entities, (h) accounting for Series A Preferred Stock, (i) revenue recognition, (j) estimates and assumptions made in determining the carrying values of goodwill, other intangible assets, and contingent consideration, (k) Public Warrants and Private Placement Warrants, (l) accounting for income taxes including the related valuation allowance on the deferred tax asset and (m) determination of the fair value of the property related to the sale-leaseback transaction. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.
Accounts Receivable
Accounts receivable consist of amounts due from our customers. The Company maintains an allowance for doubtful accounts equal to the estimated losses expected to be incurred based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. For the three months ended March 31, 2026 and 2025, the Company did not record any bad debt expense as accounts receivable have historically been collected in accordance with the policy and there is no history of write-offs.
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
Debt Issuance Costs
Debt issuance costs consist of expenditures associated with obtaining debt financing, principally legal and bank commitment fees, on drawn and undrawn instruments. Such costs are deferred and amortized over the term of the related credit arrangements using the straight-line method, which approximates the effective interest method. Debt issuance costs are included in the Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of long-term debt and are included in Interest expense in the Condensed Consolidated Statements of Operations. The payment of debt issuance costs is recorded under financing activities in the Condensed Consolidated Statements of Cash Flows.
Deferred Offering Costs
Deferred offering costs primarily consist of capitalized legal, accounting and other third-party costs incurred that are related to the Reverse Recapitalization and subsequent securities offerings. As of March 31, 2026 and December 31, 2025, the Company recorded $19.6 million to Stockholders’ deficit in the Condensed Consolidated Balance Sheets.

Deferred Financing Costs
Deferred financing costs include origination, arrangement, legal and other fees to issue or amend the terms of the Revolver and Delayed Draw Term Loan (“DDTL”). In our Condensed Consolidated Balance Sheets, unamortized deferred financing costs related to the DDTL are reported as other non-current assets. Deferred financing costs are recognized in our Condensed Consolidated Statements of Operations as interest expense by amortizing the costs over the related financing using the straight-line method, which approximates the effective interest method.
Revenue Recognition
Aerial firefighting revenues
The Company enters into short, medium and long-term contracts with customers, primarily with government agencies during the firefighting season, to perform aerial firefighting services (fire suppression and aerial surveillance). The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”).
The majority of the Company’s aerial firefighting contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, are not distinct. The Company primarily performs the following activities on contracts as part of a stand-ready obligation: (i) providing our aircraft, pilot and field maintenance personnel necessary to operate the aircraft and (ii) performing the services required on the contract, whether it be fire suppression or aerial surveillance services. The integrated firefighting services that we perform under each contract represent a single performance obligation satisfied over time, as a series of distinct time increments.
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

Contract estimates
Actual revenues and project costs may vary from previous estimates due to changes in a variety of factors. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the availability of materials and the effect of any delays on our project performance. We periodically review our job performance, job conditions, estimated profitability and final contract settlements, including our estimate of total costs and make revisions to costs and income in the period in which the revisions are probable and reasonably estimable. We bear the risk of cost overruns in most of our contracts, which may result in reduced profits. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. Contracts can be modified to account for changes in contract specifications and requirements. Contract modifications are considered to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the Company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Total cumulative catch-up adjustments were not material for the three months ended March 31, 2026 and 2025.
Other revenues
Other revenues primarily consists of training services and lease revenue when we lease our owned aircraft to third parties, typically on an hourly or daily basis. For the three months ended March 31, 2026 and 2025, we had other revenue of $18,000 and $0.3 million, respectively.
Contract assets & liabilities
The timing of revenue recognition, customer billings and cash collections results in a contract asset or contract liability at the end of each reporting period. For instances where we recognize revenue prior to having an unconditional right to payment, we record a contract asset. When amounts are dependent on factors other than the passage of time in order for payment from a customer to be due, we record a contract asset which consists of costs incurred where revenue recognized over time using the cost-to-cost model exceeds the amounts billed to customers. Contract assets are recorded within Accounts receivable in the Condensed Consolidated Balance Sheets. Contract liabilities include advance payments and billings in excess of revenue recognized. Contract liabilities are recorded as deferred revenue within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Certain customers make advance payments prior to the satisfaction of our performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied over time as costs are incurred. Contract assets and contract liabilities are determined on a contract-by-contract basis.
Payment terms vary by customer and type of revenue contract. The Company generally expects that the period of time between payment and transfer of promised goods or services will be less than one year. In such instances, the Company has elected the practical expedient to not evaluate whether a significant financing component exists.
Net contract assets (liabilities) are as follows:

dollars in thousands	As of March 31, 2026	As of December 31, 2025	Net Change
Contract assets	$3,086	$2,250	$836
Contract liabilities	2,079	3,434	(1,355)
Net contract assets (liabilities)	$1,007	$(1,184)	$2,191
The accounts receivable balance was $5.9 million, the contract assets and contract liabilities balances were $1.7 million and $0.8 million, respectively, as of January 1, 2025. For the three months ended March 31, 2026, the Company recognized revenues of $2.5 million that was previously included in the contract liabilities that existed at December 31, 2025.
Changes in the balances of the Company’s contract assets and liabilities primarily result from timing differences between revenue recognition and customer billings and/or payments. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the three months ended March 31, 2026 and 2025.

Remaining performance obligations
The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. As of March 31, 2026, the Company has remaining unsatisfied performance obligations of $10.4 million, of which 98% is expected to be recognized as revenue in the next twelve months and 2% thereafter.
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
Revenue Disaggregation
The following table presents the disaggregation of revenue by service:

	For the three months ended March 31,
dollars in thousands	2026	2025
Fire suppression	$2,265	$5,783
Aerial surveillance	1,581	1,711
MRO	4,648	7,890
Other services	18	262
Total revenues	$8,512	$15,646
The following table presents the disaggregation of revenue by geographic area:

	For the three months ended March 31,
dollars in thousands	2026	2025
United States	$6,819	$9,737
Spain	1,693	5,909
Total revenues	$8,512	$15,646
Concentration Risk
The Company had three customers who individually accounted for 28%, 20% and 17% of total revenues for the three months ended March 31, 2026, and two customers who individually accounted for 48% and 38% of total revenues for the three months ended March 31, 2025. The Company had three customers who individually accounted for 43%, 18% and 14% of trade accounts receivable as of March 31, 2026 and two customers who individually accounted for 57% and 12% of trade accounts receivable as of December 31, 2025.
Hedging Transactions and Derivative Financial Instruments
The Company may, when deemed appropriate, use derivative financial instruments as a risk management tool to mitigate the potential impact of certain market risks, including interest rate risk. The Company does not enter into derivative financial instruments for trading purposes.
Derivatives designated and qualifying as cash flow hedges are recorded at fair value, with changes in fair value recognized in Accumulated other comprehensive (loss) income and reclassified into earnings in the period the hedged item affects earnings. Any ineffective portion of a hedge is recognized in earnings immediately. Upon termination of a hedging instrument, any remaining balance in Accumulated other comprehensive (loss) income is reclassified into earnings in the period of termination.
The Company’s interest rate swap, which was designated as a cash flow hedge, was terminated in October 2025 concurrent with the refinancing of the underlying hedged debt. Refer to “Note 13 – Interest Rate Swap” included in this Quarterly Report on Form 10-Q for additional details.

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
Compensation cost for performance-based restricted common stock awards is recognized when achievement of the applicable performance condition is considered probable. The Company reassesses the probability of achievement at each reporting date and records cumulative catch-up adjustments to compensation cost based on the number of awards expected to vest. Grant-date fair value for such awards is determined based on the fair value of the Company’s common stock on the grant date in accordance with the applicable award terms.
The Company accounts for forfeitures as they occur. Stock-based compensation is included in both Cost of revenues and Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

Loss Per Share
Basic loss per share is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is based on the weighted average number of shares of Common Stock used for the basic loss per share calculation, adjusted for the dilutive effect of RSUs, restricted common stock awards, Warrants and Incentive Units, if any, using the “treasury stock” method, the Series A Preferred Stock that is convertible into shares of Common Stock and the Sponsor Earnout Shares that will fully vest upon certain stock price metrics being achieved. In addition, loss for diluted loss per share is adjusted for the after-tax impact of changes to the fair value of the Warrants, to the extent they are dilutive. Loss per share is calculated based on the weighted average number of shares of Common Stock outstanding.
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
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the three months ended March 31,
dollars in thousands	2026	2025
Cash paid for interest	$5,656	$10,228
Cash paid for income taxes, net of refunds	18	—
Fixed assets in accounts payable	1,498	14

Non-cash investing and financing activities:
Series A Preferred Stock - adjustment to maximum redemption value	7,028	6,561
Issuance of Common Shares upon settlement of liability-classified award	883	—
Recognition of new right-of-use asset and corresponding operating lease liabilities	2,343	2,217
Recognition of new right-of-use asset and corresponding financing lease liabilities	15	69
Derecognition or modification of right-of-use assets and corresponding finance lease liabilities	—	13

NOTE 4 – CASH EQUIVALENTS
Cash equivalents consist of the following:

	As of March 31, 2026	As of December 31, 2025
dollars in thousands	Carrying Value
Cash equivalents:
Money market fund	$6,733	$25,035
NOTE 5 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

dollars in thousands	As of March 31, 2026	As of December 31, 2025
Trade accounts receivable	$2,972	$835
Contract assets	3,086	2,250
Unbilled receivable	486	—
Foreign tax receivable	294	105
Total accounts receivable	$6,838	$3,190
Substantially all accounts receivable as of March 31, 2026 are expected to be collected in the next twelve months. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the contract assets amounts are primarily from contracts associated with the U.S. Government. Unbilled receivable consists of earned revenue that has not yet been billed on the Company’s contracts. Foreign tax receivable consists primarily of value-added taxes charged by the Spanish government. Refer to “Note 2 – Summary of Significant Accounting Policies” for further discussion on Contract assets.
NOTE 6 – AIRCRAFT SUPPORT PARTS
Aircraft support parts consist of the following:

dollars in thousands	As of March 31, 2026	As of December 31, 2025
Repairables and expendables	$611	$623
Other	628	1,031
Total aircraft support parts	$1,239	$1,654
NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

dollars in thousands	As of March 31, 2026	As of December 31, 2025
Prepaid insurance	$746	$1,546
Deposits	631	1,639
Prepaid subscriptions	489	518
Other	281	291
Total prepaid expenses and other current assets	$2,147	$3,994

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consist of the following:

dollars in thousands	As of March 31, 2026	As of December 31, 2025
Aircraft	$266,773	$262,013
Less: Accumulated depreciation	(49,973)	(48,607)
Aircraft, net	216,800	213,406
Vehicles and equipment	7,100	7,049
Buildings	1,173	1,200
Leasehold improvements	673	645
Licenses	235	235
Finance lease right-of-use asset	132	117
Capitalized software and development costs	39	35
Less: Accumulated depreciation	(4,154)	(3,873)
Leasehold improvements and equipment, net	5,198	5,408
Total property, plant and equipment, net	$221,998	$218,814
For the three months ended March 31, 2026, the Company recorded $1.6 million of depreciation expense in Cost of revenues and zero of depreciation expense in Selling, general and administrative expense. For the three months ended March 31, 2025, the Company recorded $1.3 million of depreciation expense in Cost of revenues and $0.4 million of depreciation expense in Selling, general and administrative expense, respectively.
Asset groups are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. For the three months ended March 31, 2026 and 2025, the Company recorded no impairment charges.
For the three months ended March 31, 2026, the Company recorded a loss on disposal of assets of $0.1 million and for the three months ended March 31, 2025, the Company recorded a gain on disposal of assets of $0.1 million in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
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
NOTE 10 – GOODWILL AND INTANGIBLE ASSETS, NET
There were no changes to the carrying amount of goodwill during the three months ended March 31, 2026. Goodwill was $20.9 million as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, goodwill of $2.4 million was allocated to the Company’s BAGH reporting unit, which has a negative carrying amount of net assets as of March 31, 2026 and December 31, 2025, due to the inclusion of the mezzanine equity, refer to “Note 18 – Mezzanine Equity.” As of March 31, 2026, goodwill of $10.7 million was allocated to the Company’s Ignis reporting unit, which has a negative carrying amount of net assets as of March 31, 2026. There were no impairment charges recorded for goodwill for the three months ended March 31, 2026 and 2025.
Intangible assets consisted of the following:

		As of March 31, 2026
dollars in thousands	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-process research and development (“IPR&D”)	5	$4,398	$(1,149)	$3,249
Contracts	5.5	3,400	(1,082)	2,318
Trade name	9.5	300	(55)	245
Internal-use software	3	297	(297)	—
Customer relationships	3.5	200	(100)	100
Licenses	10	68	(68)	—
Total intangible assets		$8,663	$(2,751)	$5,912

		As of December 31, 2025
dollars in thousands	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
IPR&D	5	$4,109	$(926)	$3,183
Contracts	5.5	3,400	(927)	2,473
Trade name	9.5	300	(47)	253
Internal-use software	3	297	(297)	—
Customer relationships	3.5	200	(86)	114
Licenses	10	68	(68)	—
Total intangible assets		$8,374	$(2,351)	$6,023
IPR&D is the historical know-how, software, formula protocols, designs and procedures expected to be needed to complete the development of the technology asset and receive regulatory approval. The Company amortizes the IPR&D over its useful life of five years when placed into service. For the three months ended March 31, 2026 and 2025, the Company capitalized costs of $0.3 million related to IPR&D.

Amortization expense for intangible assets and other noncurrent assets was $0.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense is included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
NOTE 11 – OTHER NONCURRENT ASSETS
Other noncurrent assets consisted of the following:

dollars in thousands	As of March 31, 2026	As of December 31, 2025
Operating lease right-of-use asset	$32,980	$31,416
Investment in MAB	4,000	4,000
Deferred debt issuance costs	3,904	4,150
Deposits	2,726	1,937
Investment in Overwatch Imaging, Inc.	1,000	1,000
Prepaid expenses	869	986
Other	870	873
Total other noncurrent assets	$46,349	$44,362
NOTE 12 – ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following:

dollars in thousands	As of March 31, 2026	As of December 31, 2025
Warrant liabilities	$10,393	$5,330
Accrued salaries, wages and bonuses	3,749	2,548
Contingent consideration	2,713	2,743
Deferred revenue	2,079	3,434
Deferred underwriting fee payable	1,500	1,500
Accrued foreign tax	925	925
Finance right-of-use liability	104	96
Accrued interest expense	19	52
Other	845	742
Total accrued expenses and other liabilities	22,327	17,370
Less: Current accrued expenses and other current liabilities	(9,652)	(9,794)
Total long-term accrued expenses and other noncurrent liabilities	$12,675	$7,576
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
As of March 31, 2026 and December 31, 2025, 17,249,874 Public Warrants remain outstanding. The Public Warrants are liability-classified with a balance of $6.7 million and $3.4 million, respectively, and a fair value of $0.39 and $0.20 per warrant as of March 31, 2026 and December 31, 2025, respectively.
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
As of March 31, 2026 and December 31, 2025, the Company had 9,400,000 outstanding Private Placement Warrants to purchase 9,400,000 shares of Common Stock. The Private Placement Warrants are liability-classified with a balance of $3.7 million and $1.9 million, respectively, and a fair value of $0.39 and $0.20 per warrant as of March 31, 2026 and December 31, 2025, respectively.
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
As part of the Company’s acquisition of Ignis Technologies, Inc. in 2023 (“Ignis” and the “Ignis Acquisition”), the Company agreed to pay contingent consideration based on the achievement of certain operational milestones. The final milestone was completed during 2024, which triggered a series of three annual contingent consideration payments. The first payment was made as of the quarter ended June 30, 2024. During the second quarter of 2025, the Company issued 617,189 restricted shares of Common Stock to the former Ignis shareholders (determined based upon a trailing 120-day VWAP of the Common Stock for the 120 consecutive trading days ended June 30, 2025). The shares were issued at fair value, resulting in a total issuance value of approximately $1.2 million. This amount was previously recognized as part of the contingent consideration liability as of March 31, 2025, and the issuance did not result in any additional expense during the period. The remaining $1.9 million of Common Stock consideration will be issued to the former Ignis shareholders in 2026, with the price per share determined based upon a trailing 120-day VWAP of the Common Stock at the time of such issuance. The liability for the remaining contingent consideration has been recorded at fair value and is classified as a current liability on the Condensed Consolidated Balance Sheet.
Pursuant to the agreement, the maximum number of shares of Common Stock issuable to the former Ignis shareholders as contingent earnout consideration will not exceed 8,399,198 shares in the aggregate.

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
As part of the June 2024 FMS Acquisition, the Company agreed to pay contingent earnout consideration to the former stockholders of FMS contingent upon the achievement of certain earnout conditions based on 2025 and 2026 results. The earnout consideration, if earned, will be settled in shares of Common Stock, with the price per share determined based upon a trailing 90-day VWAP of the Common Stock at the time of each issuance, with payments expected to be made in 2026 and 2027, respectively. The maximum number of shares of Common Stock issuable to the former FMS stockholders as contingent earnout consideration will not exceed 5,754,165 shares in the aggregate. All shares issued will be subject to an 18-month transfer restriction period, with 1/18th of the total shares vesting each month over the 18-month period following each issuance. None of the shares of Common Stock issued or issuable in connection with the FMS Acquisition were registered under the Securities Act in reliance on the exemption provided by Section 4(a)(2) of the Securities Act. Recipients of shares will have customary resale registration rights pursuant to the terms of the FMS Acquisition.
As of March 31, 2026 and December 31, 2025, the Company recognized $2.0 million and $2.0 million, respectively, in Accrued expenses and other current liabilities and $0.7 million and $0.7 million, respectively, in Long-term accrued expenses and other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
The change in contingent consideration for the three months ended March 31, 2026 and year ended December 31, 2025 was as follows:

dollars in thousands	As of March 31, 2026	As of December 31, 2025
Contingent consideration, beginning of period	$2,743	$6,219
Change in fair value of contingent consideration	(30)	(2,285)
Settlement of contingent consideration	—	(1,191)
Contingent consideration, end of period	$2,713	$2,743
NOTE 13 – INTEREST RATE SWAP
The Company previously held an interest rate swap with UMB Bank (“UMB”), entered into on March 12, 2020, which was designated as a cash flow hedge under ASC 815 to reduce exposure to variable-rate interest risk on its prior term loan with UMB. Fair value adjustments were recorded within Accumulated other comprehensive (loss) income on the Condensed Consolidated Balance Sheets.
Concurrent with the October 2025 refinancing, refer to “Note 15 – Long-Term Debt,”, the Company used a portion of the refinancing proceeds to retire the outstanding balance of the prior UMB term loan, which resulted in the termination of the swap agreement. Upon termination, the life-to-date accumulated gain of $0.7 million was reclassified from Accumulated other comprehensive income to Other income on the Consolidated Statements of Operations during the year ended December 31, 2025. No derivative instruments related to the swap remain outstanding as of March 31, 2026.
NOTE 14 – FAIR VALUE MEASUREMENTS
Long-term debt
As of March 31, 2026 and December 31, 2025, the Company had $0.1 million of fixed rate debt outstanding and $227.7 million and $222.4 million of variable rate debt outstanding, respectively. The Company’s debt approximates fair value based on current rates and terms available to the Company for similar debt as of March 31, 2026 and December 31, 2025. Debt financing activities and loan agreements are further described in “Note 15 – Long-Term Debt” in this Quarterly Report on Form 10-Q for additional details.
Recurring Fair Value Measurement
Our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values due to their short-term nature.

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of March 31, 2026
dollars in thousands	Level 1	Level 2	Level 3
Assets
Cash	$9,000	$—	$—
Total Assets	$9,000	$—	$—
Liabilities
Warrant liabilities - Public Warrants	$6,727	$—	$—
Warrant liabilities - Private Placement Warrants	—	3,666	—
Contingent consideration	—	—	2,713
Total liabilities	$6,727	$3,666	$2,713

	As of December 31, 2025
dollars in thousands	Level 1	Level 2	Level 3
Assets
Cash	$31,381	$—	$—
Total Assets	$31,381	$—	$—
Liabilities
Warrant liabilities - Public Warrants	$3,450	$—	$—
Warrant liabilities - Private Placement Warrants	—	1,880	—
Contingent consideration	—	—	2,743
Total liabilities	$3,450	$1,880	$2,743
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
As of March 31, 2026 and December 31, 2025, the Company did not have any significant assets or liabilities that were remeasured at fair value on a non-recurring basis in periods subsequent to initial recognition.
NOTE 15 – LONG-TERM DEBT
October 2025 Refinancing
On October 28, 2025, the Company completed the refinancing of its then outstanding $160.0 million Series 2022 bonds with a Credit Agreement (the “Credit Agreement”), consisting of $210.0 million Initial Term Loans (the “Initial Term Loans”), a $21.5 million Revolver, and a $100.0 million DDTL. The Company incurred debt issuance costs of $4.9 million and lender fees of $4.2 million associated with the Credit Agreement. The Company has drawn $210.0 million under the Initial Term Loans and $10.3 million under the DDTL, with $89.7 million remaining in borrowing capacity on the DDTL, and has drawn $6.0 million under the Revolver, with $15.5 million remaining in borrowing capacity on the Revolver as of March 31, 2026.
The Company evaluated the transaction under the guidance in ASC 470-50, Debt—Modifications and Extinguishments, and determined that the refinancing resulted in extinguishment accounting, as the Credit Agreement was entered into with a new lending group. In connection with the repayment the Company incurred a loss on the extinguishment of debt of $7.8 million, which included a $3.0 million write-off of unamortized debt issuance costs. The loss was recorded as a loss on extinguishment of debt within “Other expense, net” in the Consolidated Statements of Operations for the year ended December 31, 2025.
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
The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of March 31, 2026.

The Credit Agreement is also subject to financial covenants requiring the Company to maintain (i) a Total Leverage Ratio not exceeding specified limits on various compliance dates, e.g., 7.00x through December 31, 2026, decreasing to 6.00x from March 31 2027 through December 31, 2027, decreasing to 5.50x from March 31, 2028, onwards (generally calculated as the ratio of consolidated total debt outstanding (calculated as consolidated total debt net unrestricted cash) to consolidated adjusted EBITDA (calculated as per the terms of the credit agreement)) and (ii) a minimum operating cash flow of not less than $30.0 million (generally calculated as consolidated adjusted EBITDA (calculated as per the terms of the credit agreement) minus consolidated capitalized expenses (calculated as per the terms of the Credit agreement)). The Company was in compliance with the financial covenants as of March 31, 2026 and management anticipates the Company will remain in compliance with the such covenants at future quarterly measurement periods during the next 12 months.
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
Revolver
The Revolver provides for borrowings, repayments, and re-borrowings up to a total commitment of $21.5 million. Revolving loans bear interest at the same rate options applicable to the Initial Term Loans. The Revolver matures on October 28, 2030. The Revolver requires payment of a commitment fee of 0.50% per annum based on the average daily amount of the unused Revolver. The fee is payable quarterly in arrears on the last business day of March, June, September, and December. Commitment fees totaled $27,000 for the three months ended March 31, 2026 and are included in interest expense.
On March 27, 2026, the Company drew $6.0 million from the Revolver, for working capital needs. The Company has elected the SOFR rate plus 6.00% for the Revolver as of the draw. The Company recorded $0.9 million of upfront fees and issuance costs allocated to the Revolver as a deferred asset, of which $0.3 million were reclassified as a discount to the $6.0 million drawn, as of March 31, 2026.
DDTL
The DDTL facility permits the Company to draw up to ten tranches, each in a minimum amount of $2.5 million and increments of $250,000, subject to customary conditions, up to $100.0 million. The DDTL will remain available until October 28, 2027. Amounts drawn under the DDTL mature on October 28, 2030. The DDTL bears interest at the same rate options applicable to the Initial Term Loans. The DDTL requires payment of a commitment fee of 1.00% per annum based on the average daily amount of the unused DDTL Commitment. The fee is payable quarterly in arrears on the last business day of March, June, September, and December. Commitment fees totaled $0.2 million for the three months ended March 31, 2026 and are included in interest expense.
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
UMB Loan - UMB Daher Kodiak Aircraft
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
Debt Issuance Costs
Amortization of debt issuance costs was $0.5 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. Unamortized debt issuance costs and original issue discounts are presented as a direct deduction from the carrying amount of the associated debt obligations in the balance sheet. These costs are amortized to interest expense over the life of the related debt using the straight-line method, which approximates the effective interest method.
Pledged Assets
As of March 31, 2026, the Company pledged or restricted substantially all of the assets (consisting principally of including aircraft, real property, and intellectual property of the Company and subsidiary guarantors) as collateral for the outstanding debt related to the 2025 Credit Agreement.
Long-term debt consisted of the following:

dollars in thousands	As of March 31, 2026	As of December 31, 2025
Initial Term Loan	$208,950	$209,475
DDTL	10,199	10,224
Revolver	6,000	—
UMB Loan (Kodiak Aircraft)	2,557	2,697
Other	76	96
Loans payable	227,782	222,492
Less: noncurrent debt issuance costs	(7,000)	(7,276)
Less: current debt issuance costs	(1,965)	(1,910)
Less: current portion of long-term debt, net of debt issuance costs	(2,920)	(926)
Total long-term debt, net of debt issuance costs	$215,897	$212,380
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
The determination of the fair values of the properties related to our sale-leaseback arrangement required subjectivity and estimates, including the use of valuation techniques and uncertain inputs, such as market price per square foot, where applicable. The valuation method used was the depreciated cost method. Where real estate valuation expertise is required, we obtained independent third-party appraisals to determine the fair value of the underlying asset. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair value are reasonable.
Under the sale-leaseback transaction, the Company terminated and ultimately reassigned its previous ground leases with the Gallatin Airport Authority and sold three properties with a combined net book value of $30.0 million for gross proceeds of $49.3 million, which was reduced by transaction costs of $2.5 million for net cash proceeds of approximately $46.8 million. The properties in the sale-leaseback transaction are comprised of three hangars located in Bozeman, MT, totaling approximately 120,000 square feet of hangar and office space. The lease agreement has a stated ten-year term. The lease includes an option to terminate after seven years without penalty and a five-year renewal option at the end of the initial term. In determining the lease term for accounting purposes, the Company concluded it is reasonably certain not to exercise the termination option and therefore included the full ten-year stated term in the lease term. The Company is not reasonably certain to exercise the renewal option, and accordingly, the renewal period is excluded from the lease term. We recognized a gain of $16.9 million on this transaction, which was included in Gain on sale-leaseback transaction in Other income in the Form 10-K. Right-of-use assets and lease liabilities recognized related to this sale-leaseback transaction were $28.0 million, respectively.
Components of the Company’s operating and finance lease assets and liabilities as of March 31, 2026 and December 31, 2025 are as follows:

dollars in thousands	Financial Statement Line Item	As of March 31, 2026	As of December 31, 2025
Assets
Operating lease right-of-use assets	Other noncurrent assets	$32,980	$31,416
Finance lease right-of-use assets, net	Property, plant and equipment, net	91	92
Liabilities
Operating lease right-of-use liabilities (current)	Operating right-of-use liability (current)	$2,954	$2,384
Finance lease right-of-use liabilities (current)	Accrued expenses and other current liabilities	26	23
Operating lease right-of-use liabilities (noncurrent)	Operating right-of-use liability (noncurrent)	30,289	29,163
Finance lease right-of-use liabilities (noncurrent)	Accrued expenses and other noncurrent liabilities	78	73

The Company leases various property and premises on a short-term basis and leases some of its premises under non-cancelable operating leases that expire on various dates through October 2035.
The Company recorded $1.4 million and $0.7 million of expenses associated with these operating leases in Cost of Revenues and Selling, general and administrative expense in the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively. The Company recorded expenses associated with finance leases in Cost of revenues and Selling, general and administrative expense in the Consolidated Statements of Operations.

Supplemental cash flow information related to leases is as follows:

	For the three months ended March 31,
dollars in thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,255	$716
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,343	$2,217
Finance leases	15	69
Cash paid for amounts included in the measurement of finance lease liabilities was immaterial for the three months ended March 31, 2026 and 2025.
As of March 31, 2026, future minimum lease payments are as follows:

dollars in thousands	Operating Leases	Finance Leases
Year Ending December 31:
Remainder of 2026	$4,065	$27
2027	5,306	36
2028	5,085	36
2029	5,202	25
2030	4,783	1
Thereafter	22,176	—
Total lease payments	46,617	125
Less: interest	(13,374)	(21)
Total lease liabilities	$33,243	$104

Weighted average remaining lease term:	8.9 years	3.7 years
Weighted average discount rate:	8.1%	10.3%
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

Contingencies
On November 17, 2023, the Company entered into a series of agreements with MAB and its subsidiary designed to facilitate the purchase and return to service of four Spanish Scoopers originally awarded to the Company in September 2023 via a public tender process from the Government of Spain. The terms of the agreements provide that the Company will manage the return to service upgrades of the Spanish Scoopers while they are owned and funded by MAB. The Company has the right, but not the obligation, to acquire each plane as it is ready to be contracted and returned to service. In the event that Bridger does not purchase the aircraft within the time periods set forth in the agreements, then either party may initiate a sales process for the sale of all aircraft that have not been purchased by the Company, which sales process the Company will oversee and manage. If the aircraft are sold to a third party through such process, then the Company must pay MAB’s subsidiary a cash fee equal to the amount, if any, by which the aggregate price of the Company’s purchase options for such aircraft exceeds the consideration paid by the third-party purchaser for the same aircraft, not to exceed $15.0 million in aggregate. If the aircraft are not sold to a third party and MAB’s subsidiary has not otherwise entered into an operating lease with a third party for the aircraft, then the Company must pay MAB’s subsidiary $15.0 million. On December 23, 2025, we purchased two of the Spanish Scoopers from MAB for an aggregate purchase price of $50.0 million, allocating $25.0 million per aircraft. Accordingly, no liability has been recorded in the condensed consolidated financial statements as of March 31, 2026. The Company will continue to monitor the situation and assess the need for recognition or further disclosure in future periods.
NOTE 18 – MEZZANINE EQUITY
The Company’s Series A Preferred Stock are convertible at the election of the holders into shares of Common Stock, without the payment of additional consideration by the holders into such number of shares of Common Stock as determined by dividing the original issue price, plus accrued interest by a conversion price equal to $11.00 per share at the time of conversion.
Shares of Series A Preferred Stock are mandatorily redeemable by the Company on April 25, 2032 at a redemption amount that is equal to the stated value, plus accrued but unpaid interest. Accrued interest for the Series A Preferred Stock was $7.0 million and $6.6 million for the three months ended March 31, 2026 and 2025, respectively. Shares of Series A Preferred Stock are also redeemable upon certain triggering events outside of the control of the Company, including that shares of Series A Preferred Stock may be redeemed by the Company (a) on or after April 25, 2027 or (b) in connection with the consummation of a fundamental change in the Company’s voting and governance structure such as the sale of the Company or its subsidiaries representing more than 50% of the Company’s voting stock or a similar liquidity event. Shares of Series A Preferred Stock may be redeemed by the holder upon the consummation of a fundamental change, such as the sale of the Company or a similar liquidity event.
Given the conversion feature is considered substantive, the mandatory redemption on April 25, 2032 is not certain and accordingly, the Series A Preferred Stock are classified as mezzanine equity.
As of March 31, 2026, it is probable that the Series A Preferred Stock may become redeemable on April 25, 2032. The Company has elected to recognize changes in redemption value immediately, adjusting the preferred stock to the maximum redemption value at each reporting date. Upon Closing, the Series A Preferred Stock had both a carrying value and redemption value of $332.7 million, the 50% multiplier, valued at $156.4 million, was removed. As of March 31, 2026 and December 31, 2025, the Series A Preferred Stock had both a carrying value and redemption value of $414.3 million and $407.3 million, respectively. Refer to the table below.
As of March 31, 2026 and December 31, 2025, the fair value of the embedded derivative related to an event of default is zero, as there have been no triggering events.
The Company determined the fair value of the other features requiring bifurcation, both individually and in the aggregate were immaterial at March 31, 2026 and December 31, 2025. The fair value of these features will be assessed at each reporting date and will be recognized and remeasured at fair value, if material.

	Redeemable Series A Preferred Stock
dollars in thousands	Shares	Amounts
Balance as of December 31, 2025	315,789.473684	$407,257
Adjustment to maximum redemptions value	—	7,028
Balance as of March 31, 2026	315,789.473684	$414,285

Balance as of December 31, 2024	315,789.473684	$380,179
Adjustment to maximum redemptions value	—	6,561
Balance as of March 31, 2025	315,789.473684	$386,740
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
Restricted Common Stock
During the three months ended March 31, 2026, the Company granted 303,890 shares of restricted Common Stock to Alder Securities LLC, a non-employee capital structure advisor, with a grant-date fair value of $750,000. The award is subject to performance conditions tied to specified reductions in the Company’s Series A Preferred Stock.
As of March 31, 2026, management concluded that achievement of the performance condition was not probable and, accordingly, no stock-based compensation expense was recognized for this award during the three months ended March 31, 2026. The total unrecognized compensation cost related to this award was $750,000 as of March 31, 2026.
Restricted Common Stock activity for the three months ended March 31, 2026 is as follows:

	Number of Awards	Weighted average grant date fair value
Outstanding as of December 31, 2025	—	$—
Granted	303,890	2.49
Vested	—	—
Forfeited/Cancelled	—	—
Outstanding as of March 31, 2026	303,890	$2.49
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

RSU activity for the three months ended March 31, 2026 and 2025 is as follows:

	Number of Awards	Weighted average grant date fair value
Outstanding as of December 31, 2025	5,526,665	$5.06
Granted	1,645,640	2.65
Vested	(1,188,421)	4.53
Forfeited/Cancelled	(61,877)	3.41
Outstanding as of March 31, 2026	5,922,007	$4.10

Outstanding as of December 31, 2024	4,472,950	$6.94
Granted	778,000	3.07
Vested	(760,118)	6.20
Forfeited/Cancelled	(77,077)	4.54
Outstanding as of March 31, 2025	4,413,755	$6.43
The total fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $3.0 million and $2.3 million, respectively, based on the closing stock price on the date of vesting.
For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense related to RSUs of $0.3 million and $0.3 million, respectively, within Total cost of revenues and $1.4 million and $1.7 million, respectively, within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.
As of March 31, 2026, there was $11.5 million of unrecognized total compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.
For the three months ended March 31, 2026, the Company issued and settled liability-classified stock-based compensation awards to certain employees, which were settled through the issuance of common shares. The awards vested immediately upon issuance. Liability-classified awards are measured at fair value at the grant date and remeasured to fair value at each subsequent reporting date until settlement. Changes in fair value are recognized as compensation expense or a reduction thereof in the period of change. There was no change in fair value between the grant date and settlement date during the three months ended March 31, 2026. As of March 31, 2026, no liability-classified awards remained outstanding.
The settlement of these awards through the issuance of common shares is treated as a non-cash financing activity. Refer to “Note 3 – Supplemental Cash Flow Information” included in this Quarterly Report on Form 10-Q.
For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense related to liability-classified awards for common shares of $0.2 million and zero, respectively, within Total cost of revenues and $0.5 million and zero, respectively, within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.
Incentive Units
Prior to the adoption of the Omnibus Plan, during the year ended December 31, 2022, the Company granted Incentive Units to selected board members and executives. Within each grant, 80% of the Incentive Units vest annually over a four-year period subject to continued service by the grantee (the “Time-Vesting Incentive Units”), and the remaining 20% of the Incentive Units vest upon a qualifying change of control event (the “Exit-Vesting Incentive Units”). For the Time-Vesting Incentive Units, compensation cost is recognized over the requisite service period on a straight-line basis. For the Exit-Vesting Incentive Units, expense is recognized when a qualifying change of control event is considered probable, which has not occurred as of March 31, 2026. As of March 31, 2026, 40,404 Exit-Vesting Incentive Units with a weighted-average grant date fair value of $0.01 remain outstanding. Upon vesting of each Incentive Unit, the Company will issue 0.96246 shares of Common Stock to the Incentive Unit holder.
2025 At the Market (“ATM”) Offering
On March 18, 2025, the Company entered into a sales agreement (“ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Canaccord Genuity LLC (together with Stifel, the “Agents”) under which we may offer and sell, from time to time, shares of our Common Stock (the “ATM Shares”) having an aggregate offering price of up to $100.0 million through the Agents in negotiated transactions that are deemed to be an “at the market offering” (the “ATM Offering”).

The ATM offering was registered under the Securities Act, pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-276721), as previously filed with the SEC and declared effective on February 6, 2024, under which the Company filed a new prospectus supplement with the SEC with respect to the ATM Offering on March 19, 2025.
Under the ATM Agreement, the Agents may sell the ATM Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Market, or any other existing trading market for the ATM Shares or in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Common Stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company.
The Company is not obligated to make any sales of the ATM Shares under the ATM Agreement. The offering of the ATM Shares pursuant to the ATM Agreement will terminate upon the termination of the ATM Agreement by the Agents or us, as permitted therein.
The ATM Agreement contains customary representations, warranties and agreements by the Company, and customary indemnification and contribution rights and obligations of the parties. The Company agreed to pay the Agents an aggregate commission of up to 3.0% of the aggregate gross proceeds from each sale of the ATM Shares. The Company also agreed to reimburse the Agents for certain specified expenses in connection with entering into the ATM Agreement.
During the three months ended March 31, 2026, the Company did not sell any shares of Common Stock under the ATM Agreement.
NOTE 20 – RELATED PARTY TRANSACTIONS
During the year ended December 31, 2025, the Company engaged Venable LLP, a law firm at which Dean Heller, a member of our Board of Directors, serves as a Senior Policy Advisor, for corporate litigation and regulatory compliance services. Mr. Heller recused himself from all related approval discussions. The Company incurred professional service expenses of approximately $0.3 million and zero for the three months ended March 31, 2026 and 2025, respectively. The Company had approximately $0.3 million in Accounts payable as of March 31, 2026 and $0.4 million in Accrued expenses related to professional services as of December 31, 2025.
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
The Company incurred related party training expenses, provided by an entity in which Mr. Timothy Sheehy has partial ownership, of zero and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
On November 17, 2023, the Company entered into a series of agreements designed to facilitate the purchase and return-to-service of the Spanish Scoopers originally awarded to our wholly-owned subsidiary, BAE, in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell the entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB. ASSF Holdings LP (“Avenue Investor”) made capital contributions totaling $13.0 million in exchange for 13,031 voting Class A Units of MAB. Avenue Investor holds approximately 10% of Bridger’s outstanding convertible Series A Preferred Stock which represents approximately 6.6% interest in BAER Common Stock on a fully diluted basis.
On July 10, 2023, the Company entered into two operating lease agreements, each for a Pilatus under the ownership of Mr. Timothy Sheehy. The Company incurred related party lease expense of approximately zero and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 21 – INCOME TAXES
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
For the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $28,000 and $0.3 million, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 was (0.1)% and (1.6)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S. and a state tax expense accrual in separate company filings with forecasted income.
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
Restricted common stock issued to Alder Securities LLC during the three months ended March 31, 2026 was excluded from both basic and diluted weighted-average shares outstanding, as the applicable performance condition had not been satisfied as of March 31, 2026. In addition, inclusion of these shares would have been anti-dilutive given the net loss reported for the period.
The following table sets forth the computation of the Company’s Loss per share:

	For the three months ended March 31,
dollars in thousands, except per share amounts	2026	2025
Net loss	$(31,304)	$(15,538)
Adjustments to Net loss:
Series A Preferred Stock—adjustment to maximum redemptions value	(7,028)	(6,561)
Loss attributable to Common stockholders – basic and diluted	$(38,332)	$(22,099)
Weighted average Common Stock outstanding - basic and diluted	55,289,231	53,814,596
Loss per share - basic and diluted	$(0.69)	$(0.41)

The following table summarizes the potentially dilutive common shares that were excluded from diluted Loss per share - diluted computations because the effect would have been anti-dilutive:

	For the three months ended March 31,
	2026	2025
Series A Preferred Stock	37,662,289	35,158,152
Unvested Restricted Stock Units	5,922,007	4,413,755
Performance-Based Restricted Common Stock	303,890	—
Public Warrants	17,249,874	17,249,874
Private Placement Warrants	9,400,000	9,400,000
Unvested Legacy Bridger Incentive Units	40,404	40,404
Sponsor Earnout Shares	855,000	855,000
NOTE 23 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as a single operating segment. Our revenues are primarily derived from aerial wildfire management, relief and suppression and the delivery of specialty aviation services. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”), who reviews the financial performance of the Company on a consolidated basis. The CODM uses consolidated revenues, loss before income taxes and Adjusted EBITDA to assess financial performance and allocate resources. Additionally, significant expenses, such as cost of revenues and selling, general and administrative expenses, are closely monitored as part of the performance evaluation and resource allocation process. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow revenues and operating margin and the allocation of budget between cost of revenues and selling, general and administrative expenses.
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
dollars in thousands	2026	2025
Revenues	$8,512	$15,646
Cost of revenues:
Flight operations	6,561	6,252
Maintenance	10,487	10,955
Total cost of revenues	17,048	17,207
Gross loss	(8,536)	(1,561)
Selling, general and administrative expense	(16,730)	(8,590)
Interest expense	(6,150)	(5,735)
Other income	140	599
Loss before income taxes	(31,276)	(15,287)
Income tax expense	(28)	(251)
Net loss	$(31,304)	$(15,538)
See the Condensed Consolidated Financial Statements for other financial information regarding the Company’s operating segment.
Total United States revenues were $6.8 million and $9.7 million for the three months ended March 31, 2026 and 2025, respectively. Refer to “Note 2 – Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q for additional information about revenue by geographic location. The Company had three customers who individually accounted for 28%, 20% and 17% of total revenues for the three months ended March 31, 2026, and two customers who individually accounted for 48% and 38% of total revenues for the three months ended March 31, 2025.

The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of-use assets recognized on the Condensed Consolidated Balance Sheets were located as follows:

dollars in thousands	As of March 31, 2026	As of December 31, 2025
United States	$204,320	$198,301
Spain	50,658	51,928
NOTE 24 – SUBSEQUENT EVENTS
Management has evaluated subsequent events and transactions that occurred after March 31, 2026 up to the date of issuance of these Condensed Consolidated Financial Statements.
As part of an executive separation agreement effective on April 11, 2026, Management is evaluating a modification event under ASC 718 that will be reflected in the condensed consolidated financial statements for the quarterly period ending June 30, 2026.
On April 14, 2026, the Company drew $14.0 million under its DDTL, which is part of the Credit Agreement dated October 28, 2025. The DDTL provides up to $100.0 million in aggregate term loan commitments, available through October 28, 2027. Following the draw, the Company had $75.7 million of remaining availability under the DDTL.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to help you understand our business, financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read together with the Condensed Consolidated Financial Statements as of March 31, 2026 and December 31, 2025, for the three months ended March 31, 2026 and 2025, and the related notes thereto, that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and analysis should also be read together with the historical audited annual Consolidated Financial Statements as of and for the years ended December 31, 2025 and 2024, included in the Annual Report on Form 10-K (the “Form 10-K”). This discussion and analysis contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”
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
KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
We are exposed to certain risks inherent to an aerial firefighting business. These risks are further described in the section entitled “Risk Factors” in the Form 10-K, filed with the SEC on March 6, 2026.

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
RESULTS OF OPERATIONS
Comparison of the Three Months ended March 31, 2026 to the Three Months Ended March 31, 2025
The following table sets forth our Condensed Consolidated Statements of Operations information for the three months ended March 31, 2026 and 2025 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report.

	For the three months ended March 31,
dollars in thousands	2026	2025	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$8,512	$15,646	$(7,134)	(46%)
Cost of revenues:
Flight operations	6,561	6,252	309	5%
Maintenance	10,487	10,955	(468)	(4%)
Total cost of revenues	17,048	17,207	(159)	(1%)
Gross loss	(8,536)	(1,561)	6,975	447%
Selling, general and administrative expense	(16,730)	(8,590)	8,140	95%
Interest expense	(6,150)	(5,735)	415	7%
Other income	140	599	(459)	(77%)
Loss before income taxes	(31,276)	(15,287)	15,989	105%
Income tax expense	(28)	(251)	(223)	(89%)
Net loss	$(31,304)	$(15,538)	$15,766	101%
Revenues
Revenues decreased by $7.1 million, or 46%, to $8.5 million for the three months ended March 31, 2026, from $15.6 million for the three months ended March 31, 2025.

Revenues by service offering for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
dollars in thousands	2026	2025	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$2,265	$5,783	$(3,518)	(61)%
Aerial surveillance	1,581	1,711	(130)	(8)%
MRO	4,648	7,890	$(3,242)	(41)%
Other services	18	262	(244)	(93)%
Total revenues	$8,512	$15,646	$(7,134)	(46)%
Fire suppression revenue decreased by $3.5 million, or 61%, to $2.3 million for the three months ended March 31, 2026, from $5.8 million for the three months ended March 31, 2025. The decrease was primarily driven by decreased flight hours for our Super Scoopers for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Aerial surveillance decreased by $0.1 million, or 8%, to $1.6 million for the three months ended March 31, 2026, from $1.7 million for the three months ended March 31, 2025. The decrease was primarily driven by unfavorable rate decreases for our surveillance aircraft for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Maintenance repair decreased by $3.2 million, or 41% to $4.6 million for the three months ended March 31, 2026 from $7.9 million for the three months ended March 31, 2025. The decrease was primarily driven by a decrease in the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Other services revenue decreased by $0.2 million, or 93%, to $18,000 for the three months ended March 31, 2026, from $0.3 million for the three months ended March 31, 2025. The decrease was primarily due to third-party training and flight operations services utilizing our aircraft for the three months ended March 31, 2025 that did not occur for the three months ended March 31, 2026.
Revenues by geographic area for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
dollars in thousands	2026	2025	Period Over Period Change ($)	Period Over Period Change (%)
United States	$6,819	$9,737	$(2,918)	(30)%
Spain	1,693	5,909	(4,216)	(71)%
Total revenues	$8,512	$15,646	$(7,134)	(46)%
United States revenue decreased by $2.9 million, or 30%, to $6.8 million for the three months ended March 31, 2026, from $9.7 million for the three months ended March 31, 2025. The decrease was primarily driven by decreased flight hours for our Super Scoopers for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Spain revenue decreased by $4.2 million, or 71%, to $1.7 million for the three months ended March 31, 2026, from $5.9 million for the three months ended March 31, 2025. The decrease was primarily driven by a decrease in the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Cost of Revenues
Total cost of revenues decreased by $0.2 million, or 1%, to $17.0 million for the three months ended March 31, 2026, from $17.2 million for the three months ended March 31, 2025.
Flight Operations
Flight operations expenses increased by $0.3 million, or 5%, to $6.6 million for the three months ended March 31, 2026, from $6.3 million for the three months ended March 31, 2025. The increase reflects an increase in personnel costs necessary to support operational growth of $0.7 million. The increase was partially offset by a decrease in aircraft lease expense of $0.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Maintenance
Maintenance expenses decreased by $0.5 million, or 4%, to $10.5 million for the three months ended March 31, 2026, from $11.0 million for the three months ended March 31, 2025. The decrease was primarily driven by a decrease in return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement of $1.7 million. The decrease was partially offset by an increase in hangar lease expense of $0.7 million and an increase in depreciation expense of $0.5 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $8.1 million, or 95%, to $16.7 million for the three months ended March 31, 2026, from $8.6 million for the three months ended March 31, 2025. The increase was primarily attributable to a change in the fair value of the Warrants, which resulted in an unfavorable period-over-period variance of $4.8 million, an increase in higher workforce costs of $2.1 million and an increase in non-recurring deal and organizational costs of $1.2 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Interest Expense
Interest expense increased by $0.4 million, or 7%, to $6.2 million for the three months ended March 31, 2026, from $5.7 million for the three months ended March 31, 2025. The increase was driven by increased borrowings offset by favorable changes in financing terms related to the October 2025 debt refinancing.
Other Income
Other income decreased by $0.5 million, or 77%, to $0.1 million for the three months ended March 31, 2026, from $0.6 million for the three months ended March 31, 2025. The decrease was primarily driven by a decrease in dividend income on cash equivalents of $0.3 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Income Tax Expense
Income tax expense decreased by $0.3 million, or 89%, to $28,000 for the three months ended March 31, 2026, from $0.3 million for the three months ended March 31, 2025. The decrease was driven by a decrease in the state taxes for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
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
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP profitability measure that represents net income or loss for the period before the impact of the interest expense, income tax expense and depreciation and amortization of property, plant and equipment and intangible assets. EBITDA eliminates potential differences in performance caused by variations in capital structures (affecting financing expenses), the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense).

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
The reconciliation of Net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2026 and 2025 is as follows:

	For the three months ended March 31,
dollars in thousands	2026	2025	Period Over Period Change ($)	Period Over Period Change (%)
Net loss	$(31,304)	$(15,538)	$(15,766)	101%
Income tax expense	28	251	(223)	(89%)
Depreciation and amortization	2,050	1,980	70	4%
Interest expense	6,150	5,735	415	7%
EBITDA	(23,076)	(7,572)	(15,504)	205%
Stock-based compensation[1]	2,432	1,991	441	22%
Business development & integration expenses[2]	804	232	572	247%
Change in fair value of earnout consideration[3]	(30)	(152)	122	80%
Change in fair value of Warrants[4]	5,063	266	4,797	1803%
Offering costs[5]	42	158	(116)	(73%)
Non-recurring executive transition costs[6]	284	—	284	100%
Adjusted EBITDA	$(14,481)	$(5,077)	$(9,404)	185%
Net loss margin[7]	(368%)	(99%)
Adjusted EBITDA margin[7]	(170%)	(32%)
1Represents non-cash stock-based compensation expense associated with employee and non-employee equity and liability classified awards.
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
6Represents expenses associated with the build out and transition of the executive leadership team.
7Net loss margin calculated as Net loss divided by Total revenue and Adjusted EBITDA margin calculated as Adjusted EBITDA divided by Total revenue.
LIQUIDITY AND CAPITAL RESOURCES
For the three months ended March 31, 2026, the Company had net loss of $31.3 million and cash flow used in operating activities of $21.1 million. In addition, as of March 31, 2026, the Company had unrestricted cash of $9.0 million.

On March 18, 2025, the Company entered into a sales agreement (“ATM Agreement”) under which we may offer and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $100.0 million by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Market, or any other existing trading market for such shares or in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Market, or any other existing trading market for such shares or in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices. As of May 4, 2026, $100.0 million remains available for potential future sales under the ATM Agreement, which may be utilized for future financings under our effective shelf registration statement. Refer to “Note 19 – Stockholders’ Deficit” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Cash and Marketable Securities
As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $9.0 million which were held for working capital purposes. From time to time, the Company invests its excess cash in highly rated available-for-sale securities, with the primary objective of minimizing the potential risk of principal loss.
We may receive up to $306.5 million from the exercise of the 9,400,000 private placement warrants and 17,249,874 public warrants of the Company outstanding (collectively, the “Warrants”), assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of Common Stock issuable upon such exercise. On March 31, 2026, the closing price of our Common Stock was $1.98 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and holders of our Warrants are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any cash proceeds from the exercise of our Warrants to fund our operations. Accordingly, we have not relied on the receipt of proceeds from the exercise of our Warrants in assessing our capital requirements and sources of liquidity.
We may in the future seek to raise additional funds through various potential sources, such as equity and debt financing for general corporate purposes or for specific purposes, including in order to pursue growth initiatives. Based on our unrestricted cash and cash equivalents balance as of March 31, 2026, and our projected cash use, we would anticipate the need to raise additional funds through equity or debt financing (or the issuance of stock as acquisition consideration) to pursue any significant acquisition opportunity, at the time of such acquisition opportunity. Our ability to generate proceeds from equity financings will significantly depend on the market price of our Common Stock.
We believe our cash on hand, cash expected to be generated from operating activities and available borrowing capacity under the Credit Agreement will be sufficient to fund our operations for the next twelve months. As described in “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate (such as due to the seasonality of our business), or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant negative impact to our financial results and cash flows from operations. In such a situation, we could need to seek liquidity from sources other than our operations.
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
Proceeds from the refinancing, together with $9.3 million of restricted cash previously held for debt service, were used to (i) repay the Series 2022 Bonds, including the 3% prepayment penalty, (ii) retire the UMB Bank loan of $9.3 million, and (iii) settle two credit facilities with Live Oak Bank totaling approximately $33.7 million. The refinancing resulted in a loss on extinguishment of debt of $7.8 million, which includes a write off of $3.0 million in unamortized issuance costs. Refer to “Note 15 – Long-Term Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details.

The refinancing improved the Company’s liquidity position by consolidating multiple obligations into a single credit structure with extended maturities and more flexible covenant terms. Management believes the transaction provides sufficient liquidity to fund near‑term operating needs and supports the Company’s long‑term growth plan. As of March 31, 2026, the Company had drawn $210.0 million on the Initial Term Loans, $10.3 million under the DDTL, and $6.0 million under the Revolver, with remaining availability of $89.7 million on the DDTL and $15.5 million on the Revolver.
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
The Credit Agreement contains customary restrictive covenants limiting additional indebtedness, liens, asset sales, dividends, and investments. The Credit Agreement also includes financial covenants requiring the Company to maintain:
•     A Total Leverage Ratio not to exceed 7.00x through December 31, 2026, decreasing to 6.00x for the periods ending March 31, 2027 through December 31, 2027, and 5.50x thereafter; and
•     Minimum Operating Cash Flow (as defined in the agreement) of at least $30.0 million.
The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2026.
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
Revolver
The $21.5 million Revolver allows for borrowings, repayments, and re-borrowings through its maturity on October 28, 2030. Revolving loans bear interest at the same rate options as the Initial Term Loans. As of March 31, 2026, the Company had drawn $6.0 million for working capital needs with $15.5 million remaining under the facility.
DDTL
The DDTL provides up to $100.0 million in additional term loan commitments, available through October 28, 2027. Draws are permitted in up to ten tranches of at least $2.5 million each, subject to customary conditions precedent. Amounts drawn under the DDTL mature on October 28, 2030. Borrowings under the DDTL bear interest at the same rate options applicable to the Initial Term Loans. As of March 31, 2026, the Company had drawn $10.3 million, with $89.7 million remaining available under the facility.
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
As of March 31, 2026, it was probable that the Series A Preferred Stock may become redeemable on April 25, 2032. As of March 31, 2026, the Series A Preferred Stock had both a carrying value and redemption value of $414.3 million.
Historical Cash Flows
Our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
dollars in thousands	2026	2025
Net cash used in operating activities	$(21,117)	$(17,656)
Net cash used in investing activities	(5,985)	(2,643)
Net cash provided by (used in) financing activities	4,763	(1,159)
Effects of exchange rate changes	(42)	(32)
Net change in cash and cash equivalents	$(22,381)	$(21,490)
Operating Activities
Net cash used in operating activities was $21.1 million for the three months ended March 31, 2026, compared to Net cash used in operating activities of $17.7 million for the three months ended March 31, 2025. Net cash used in operating activities reflects Net loss of $31.3 million for the three months ended March 31, 2026 compared to Net loss of $15.5 million for the three months ended March 31, 2025. Net cash used in operating activities for the three months ended March 31, 2026 reflects add-backs to Net loss for non-cash charges totaling $10.1 million, primarily attributable to a change in fair value of warrants of $5.1 million, stock-based compensation expense of $2.4 million and depreciation and amortization expense of $2.1 million net of changes in working capital. Net cash used in operating activities for the three months ended March 31, 2025 reflects add-backs to Net loss for non-cash charges totaling $4.2 million, primarily attributable to depreciation and amortization expense of $2.0 million and stock-based compensation expense of $2.0 million, net of changes in working capital.
Investing Activities
Net cash used in investing activities was $6.0 million for the three months ended March 31, 2026, compared to Net cash used in investing activities of $2.6 million for the three months ended March 31, 2025. Net cash used in investing activities for the three months ended March 31, 2026 reflects purchases of property, plant and equipment of $5.7 million, which is primarily comprised of aircraft purchases and aircraft improvements and capitalized costs related to IPR&D of $0.3 million. Net cash used in investing activities for the three months ended March 31, 2025 reflects purchases of property, plant and equipment of $3.3 million, capitalized costs related to IPR&D of $0.3 million and partially offset by sales of property, plant and equipment of $0.9 million.

Financing Activities
Net cash provided by financing activities was $4.8 million for the three months ended March 31, 2026, compared to Net cash used in financing activities of $1.2 million for the three months ended March 31, 2025. Net cash provided by financing activities for the three months ended March 31, 2026 primarily reflects drawdown of the Revolver of $6.0 million and partially offset by repayments on debt of $0.7 million and cash paid for taxes related to net share settlement of equity awards of $0.5 million. Net cash used in financing activities for the three months ended March 31, 2025 primarily reflects repayments of debt of $0.8 million and cash paid for taxes related to net share settlement of equity awards of $0.3 million.
Contractual Obligations
Our principal contractual commitments consist of obligations for outstanding leases and debt. The following table summarizes our contractual obligations as of March 31, 2026:

	Payments Due by Period
dollars in thousands	Total	Current	Noncurrent
Lease obligations	$33,339	$2,978	$30,361
Debt obligations	227,783	4,885	222,898
Total	$261,122	$7,863	$253,259
On November 17, 2023, the Company entered into a series of agreements with MAB and its subsidiary designed to facilitate the purchase and return-to-service of four Spanish Scoopers originally awarded to the Company in September 2023 via a public tender process from the Government of Spain. The terms of the agreements provide that the Company will manage the return-to-service upgrades of the Spanish Scoopers while they are owned and funded by MAB. The Company has the right, but not the obligation, to acquire each plane as it is ready to be contracted and returned to service. In the event that the Company does not purchase the aircraft within the time periods set forth in the agreements, then either party may initiate a sales process for the sale of all aircraft that have not been purchased by the Company, which sales process the Company will oversee and manage. If the aircraft are sold to a third party through such process, then the Company must pay MAB’s subsidiary a cash fee equal to the amount, if any, by which the aggregate price of the Company’s purchase options for such aircraft exceeds the consideration paid by the third-party purchaser for the same aircraft, not to exceed $15.0 million in aggregate. If the aircraft are not sold to a third party and MAB’s subsidiary has not otherwise entered into an operating lease with a third party for the aircraft, then the Company must pay MAB’s subsidiary $15.0 million. On December 23, 2025, we purchased two of the Spanish Scoopers from MAB for an aggregate purchase price of $50.0 million, allocating $25.0 million per aircraft. Accordingly, no liability has been recorded in the consolidated financial statements as of March 31, 2026. The Company will continue to monitor the situation and assess the need for recognition or further disclosure in future periods.
Off-Balance Sheet Arrangements
On November 17, 2023, we entered into a series of agreements designed to facilitate the purchase and return-to-service of the Spanish Scoopers originally awarded to our wholly-owned subsidiary, BAE, in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell the entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB. We also entered into a services agreement with MAB whereby we will manage the return-to-service upgrades of the Spanish Scoopers through our wholly-owned Spanish subsidiary, Albacete Aero, S.L., while they are owned and funded by MAB. The service agreement also provides that we have the right, but not the obligation, to acquire each Spanish Scooper as it is ready to be contracted and returned to service. On December 23, 2025, we purchased two of the Spanish Scoopers from MAB for an aggregate purchase price of $50.0 million, allocating $25.0 million per aircraft. The Company assessed both MAB and BAE for variable interest entity accounting under ASC 810-10-15 and determined that MAB is a voting interest entity and BAE is a variable interest entity. However, neither entity is consolidated in the consolidated financial statements as the Company does not have a controlling financial interest in MAB and the Company is not the primary beneficiary of BAE.
As of March 31, 2026 and December 31, 2025, we did not have any other relationships with special purpose or variable interest entities which have been established for the purpose of facilitating off-balance sheet arrangement, which have not been consolidated in the consolidated financial statements of the Company. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.

Other Liquidity Matters
We believe our cash on hand, cash expected to be generated from operating activities and available borrowing capacity under the Credit Agreement will be sufficient to fund our operations for the next twelve months. As discussed below and in Part I, Item 1A, “Risk Factors” of our Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate (such as due to the seasonality of our business), or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience a significant negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial covenants, which, if not waived, could limit our liquidity and capital resources.
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
The Omnibus Plan expires on January 23, 2033. As of March 31, 2026, the Omnibus Plan authorized an aggregate of 18,196,755 shares of Common Stock for issuance, of which 15,099,137 shares are currently registered for issuance. As of March 31, 2026, 6,761,008 shares of Common Stock remain available under the Omnibus Plan, of which, 3,663,388 shares of Common Stock are currently registered for issuance.

As of March 31, 2026, the Company has granted participants RSUs under the Omnibus Plan. The fair value of RSUs is determined based on the quoted market price of the Common Stock on the date of grant. Compensation cost for the RSUs is recognized over the requisite service period based on a graded-vesting method. The Company accounts for forfeitures as they occur. Stock-based compensation is included in both Cost of revenues and Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. Upon vesting of each RSU, the Company will issue one share of Common Stock to the RSU holder.
Compensation cost for performance-based restricted common stock awards is recognized over the requisite service period only when achievement of the applicable performance condition is considered probable. The Company reassesses the probability of achievement at each reporting date and records cumulative catch-up adjustments to compensation cost based on the number of awards expected to vest. Grant-date fair value for such awards is determined based on the fair value of the Company’s common stock on the grant date in accordance with the applicable award terms.
Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets
Goodwill
Goodwill represents the excess of purchase price over fair value of the net assets acquired in an acquisition. The Company assesses goodwill for impairment as of October 1 annually or more frequently upon an indicator of impairment.
When we elect to perform a qualitative assessment and conclude it is more likely that the fair value of the reporting unit is greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary. Otherwise, a quantitative assessment is performed, and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or the business climate that could affect the value of an asset or an adverse reaction. As of the October 1, 2025 annual goodwill impairment test, the Company’s qualitative analysis indicated the fair value of the Company’s reporting units exceeded carrying value.
No goodwill impairment charges were recorded for the three months ended March 31, 2026 or 2025.
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
Investments
We hold equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment, totaling $5.5 million as of March 31, 2026 and December 31, 2025.

Variable Interest Entities
We follow ASC 810-10-15 guidance with respect to accounting for VIEs. These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances. For the three months ended March 31, 2026 and 2025, Northern Fire Management Services, LLC, a VIE of which the Company was identified as the primary beneficiary, is consolidated into our financial statements. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
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
Warrant Liabilities
We account for the Warrants issued in connection with the Reverse Recapitalization in accordance with the guidance contained in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised. Refer to “Note 12 – Accrued Expenses and Other Liabilities” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
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
We will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by our emerging growth company status may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2026 and the year ended December 31, 2025.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report are not historical facts but are forward-looking statements, including for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “project,” “forecast,” “predict,” “poised,” “positioned,” “potential,” “seem,” “seek,” “future,” “outlook,” “target,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements regarding: (1) the anticipated expansion of Bridger’s operations and increased deployment of Bridger’s aircraft fleet, the anticipated benefits therefrom and the ultimate structure of such acquisitions and/or right to use arrangements; (2) Bridger’s business and growth plans and future financial performance; (3) current and future demand for aerial firefighting services, including the duration or severity of any domestic or international wildfire seasons; (4) the magnitude, timing, and benefits from any cost reduction actions; (5) Bridger’s exploration of, need for, or completion of any future financings; (6) Bridger’s potential sources of liquidity and capital resources; and (7) anticipated investments in additional aircraft, capital resources, and research and development and the effect of these investments. These statements are based on various assumptions and estimates, whether or not identified in this Quarterly Report, and on the current expectations of Bridger’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of Bridger. These forward-looking statements are subject to a number of risks and uncertainties, including: the duration or severity of any domestic or international wildfire seasons; changes in domestic and foreign business, market, financial, political and legal conditions; Bridger’s failure to realize the anticipated benefits of any acquisitions; Bridger’s successful integration of any aircraft (including achievement of synergies and cost reductions); Bridger’s ability to successfully and timely develop, sell and expand its services, and otherwise implement its growth strategy; risks relating to Bridger’s operations and business, including information technology and cybersecurity risks, loss of requisite licenses, flight safety risks, loss of key customers and deterioration in relationships between Bridger and its employees; risks related to increased competition; risks relating to potential disruption of current plans, operations and infrastructure of Bridger, including as a result of the consummation of any acquisition; risks that Bridger is unable to secure or protect its intellectual property; risks that Bridger experiences difficulties managing its growth and expanding operations; Bridger’s ability to compete with existing or new companies that could cause downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share; the ability to successfully select, execute or integrate future acquisitions into Bridger’s business, which could result in material adverse effects to operations and financial conditions; and those factors discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in Bridger’s Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2026 and in this Quarterly Report. If any of these risks materialize or Bridger management’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. The risks and uncertainties above are not exhaustive, and there may be additional risks that Bridger presently does not know or that Bridger currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect Bridger’s expectations, plans or forecasts of future events and views as of the date of this Quarterly Report. Bridger anticipates that subsequent events and developments will cause Bridger’s assessments to change. However, while Bridger may elect to update these forward-looking statements at some point in the future, Bridger specifically disclaims any obligation to do so. These forward-looking statements should not be relied upon as representing Bridger’s assessments as of any date subsequent to the date of this Quarterly Report. Accordingly, undue reliance should not be placed upon the forward-looking statements contained in this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Limitations on Effectiveness of Controls
We do not expect that our disclosure controls and procedures will prevent or detect all errors or all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations in all control systems and procedures, there is a risk that misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is involved in legal proceedings and litigation in the ordinary course of business. Other than routine litigation incidental to the Company’s business, there are no material pending legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.
ITEM 1A. RISK FACTORS.
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2025 for a discussion of our risk factors. There have been no material changes during the three months ended March 31, 2026 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2025.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Bridger Aerospace Group Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

3.2	Amended and Restated Bylaws of Bridger Aerospace Group Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.1*†	Bridger Aerospace Group Holdings, Inc. Executive Severance Plan.

10.2*†+	Letter Agreement, dated as of December 20, 2025 for employment effective as of March 2, 2026, by and between Bridger Aerospace Group Holdings, Inc. and Adolphus (Bill) Andrews.

10.3*†	Retention and Transition Agreement, dated as of March 10, 2026, by and between Bridger Aerospace Group Holdings, Inc. and Eric Gerratt.

10.4*†	Transition Agreement and General Release, dated as of March 25, 2026, by and between Bridger Aerospace Group Holdings, Inc. and James Muchmore.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†     Management contract and compensatory plan or arrangement.
+    Certain personally identifiable information has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 8, 2026

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

	By:	/s/ Sam Davis
	Name:	Sam Davis
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anne Hayes
	Name:	Anne Hayes
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)