Form 10-Q
period 2026-06-30
Bridger Aerospace Group Holdings, Inc.
filed 2026-08-06
CIK 1941536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, there were 58,826,140 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except par value amounts)

	As of June 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$7,241	$31,381
Accounts receivable	20,501	3,190
Aircraft support parts	1,071	1,654
Prepaid expenses and other current assets	3,644	3,994
Total current assets	32,457	40,219
Property, plant, and equipment, net	220,677	218,814
Intangible assets, net	5,934	6,023
Goodwill	20,888	20,888
Other noncurrent assets	44,183	44,362
Total assets	$324,139	$330,306
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,012	$3,417
Accrued expenses and other current liabilities[1]	7,876	9,794
Operating right-of-use current liabilities	3,033	2,384
Current portion of long-term debt, net of debt issuance costs	2,795	926
Total current liabilities	18,716	16,521
Long-term accrued expenses and other noncurrent liabilities	9,034	7,576
Operating right-of-use noncurrent liabilities	28,995	29,163
Long-term debt, net of debt issuance costs	233,092	212,380
Total liabilities	289,837	265,640
COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY
Series A Preferred Stock, $0.0001 par value; 315,789.473684 shares authorized, issued and outstanding at June 30, 2026 and December 31, 2025	421,394	407,257
STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 58,699,275 shares issued and outstanding at June 30, 2026; 55,894,663 shares issued and outstanding at December 31, 2025	6	6
Additional paid-in capital	71,204	82,315
Accumulated deficit	(456,901)	(425,099)
Accumulated other comprehensive (loss) income	(1,401)	187
Total stockholders’ deficit	(387,092)	(342,591)
Total liabilities, mezzanine equity and stockholders’ deficit	$324,139	$330,306
1Includes related party accrued expenses of zero and $0.4 million as of June 30, 2026 and December 31, 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues	$30,494	$30,751	$39,006	$46,397
Cost of revenues:
Flight operations[1]	10,059	7,856	16,620	14,108
Maintenance	9,113	10,844	19,600	21,799
Total cost of revenues	19,172	18,700	36,220	35,907
Gross income	11,322	12,051	2,786	10,490
Selling, general and administrative expense[2]	(5,309)	(6,524)	(22,039)	(15,114)
Interest expense	(6,607)	(5,737)	(12,757)	(11,472)
Other income	91	700	231	1,299
(Loss) income before income taxes	(503)	490	(31,779)	(14,797)
Income tax benefit (expense)	5	(182)	(23)	(433)
Net (loss) income	$(498)	$308	$(31,802)	$(15,230)
Series A Preferred Stock - adjustment to maximum redemptions value	(7,109)	(6,636)	(14,137)	(13,197)
Loss attributable to Common stockholders - basic and diluted	$(7,607)	$(6,328)	$(45,939)	$(28,427)
Loss per share - basic and diluted	$(0.13)	$(0.12)	$(0.82)	$(0.53)
Weighted average Common Stock outstanding - basic and diluted	56,439,564	53,878,966	55,867,575	53,846,770
1Includes related party cost of revenues of zero for both the three and six months ended June 30, 2026, and $0.3 million and $1.3 million for the three and six months ended June 30, 2025, respectively.
2Includes related party selling, general and administrative expense of $0.2 million and $0.5 million for the three and six months ended June 30, 2026, respectively, and zero for both the three and six months ended June 30, 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(dollars in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(498)	$308	$(31,802)	$(15,230)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(330)	(63)	(1,588)	(95)
Unrealized loss on derivative instruments	—	(127)	—	(311)
Total other comprehensive loss net of tax	(330)	(190)	(1,588)	(406)
Comprehensive (loss) income	$(828)	$118	$(33,390)	$(15,636)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2026
(Unaudited)
(dollars in thousands, except share value amounts)

	Series A Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ deficit
	Share	Value	Share	Value
Balance at December 31, 2025	315,789	$407,257	55,894,683	$6	$82,315	$(425,099)	$187	$(342,591)
Net loss	—	—	—	—	—	(31,304)	—	(31,304)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,258)	(1,258)
Series A Preferred Stock adjustment to maximum redemptions value	—	7,028	—	—	(7,028)	—	—	(7,028)
Repurchased shares for tax withholding	—	—	(265,743)	—	(520)	—	—	(520)
Issuance of Common Shares upon settlement of liability-classified award	—	—	407,497	—	883	—	—	883
Issuance of Restricted Common Stock	—	—	303,890	—	—	—	—	—
Stock-based compensation	—	—	1,188,421	—	1,700	—	—	1,700
Balance at March 31, 2026	315,789	$414,285	57,528,748	$6	$77,350	$(456,403)	$(1,071)	$(380,118)
Net loss	—	—	—	—	—	(498)	—	(498)
Foreign currency translation adjustment	—	—	—	—	—	—	(330)	(330)
Series A Preferred Stock adjustment to maximum redemptions value	—	7,109	—	—	(7,109)	—	—	(7,109)
Common Stock issued related to Ignis Acquisition	—	—	869,036	—	1,669	—	—	1,669
Repurchased shares for tax withholding	—	—	—	—	(51)	—	—	(51)
Stock-based compensation	—	—	301,491	—	(655)	—	—	(655)
Balance at June 30, 2026	315,789	$421,394	58,699,275	$6	$71,204	$(456,901)	$(1,401)	$(387,092)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2025
(Unaudited)
(dollars in thousands, except share value amounts)

	Series A Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ deficit
	Share	Value	Share	Value
Balance at December 31, 2024	315,789	$380,179	54,209,388	$6	$101,495	$(429,239)	$1,036	$(326,702)
Net loss	—	—	—	—	—	(15,538)	—	(15,538)
Foreign currency translation adjustment	—	—	—	—	—	—	(32)	(32)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(184)	(184)
Series A Preferred Stock adjustment to maximum redemptions value	—	6,561	—	—	(6,561)	—	—	(6,561)
Repurchased shares for tax withholding	—	—	(226,860)	—	(342)	—	—	(342)
Stock-based compensation	—	—	760,118	—	1,991	—	—	1,991
Balance at March 31, 2025	315,789	386,740	54,742,646	6	96,583	(444,777)	820	(347,368)
Net income	—	—	—	—	—	308	—	308
Foreign currency translation adjustment	—	—	—	—	—	—	(63)	(63)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(127)	(127)
Series A Preferred Stock adjustment to maximum redemptions value	—	6,636	—	—	(6,636)	—	—	(6,636)
Common Stock issued related to Ignis Acquisition	—	—	617,189	—	1,191	—	—	1,191
Repurchased shares for tax withholding	—	—	(16,909)	—	(32)	—	—	(32)
Stock-based compensation	—	—	148,550	—	1,737	—	—	1,737
Balance at June 30, 2025	315,789	$393,376	55,491,476	$6	$92,843	$(444,469)	$630	$(350,990)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the six months ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(31,802)	$(15,230)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions:
Loss (gain) on sale/disposal of fixed assets	89	(136)
Depreciation and amortization	6,888	5,999
Stock-based compensation expense	1,777	3,728
Change in fair value of the Warrants	2,132	1,066
Amortization of debt issuance costs and revolver asset	1,077	501
Change in fair value of earnout consideration	(63)	(2,748)
Changes in operating assets and liabilities
Accounts receivable	(17,323)	(12,380)
Aircraft support parts	583	(203)
Prepaid expense and other current and noncurrent assets	814	2,257
Accounts payable, accrued expenses and other liabilities	(994)	931
Net cash used in operating activities	(36,822)	(16,215)
Cash Flows from Investing Activities:
Purchases and improvements of property, plant and equipment	(8,459)	(4,237)
Capitalized costs related to in-process research and development (“IPR&D”)	(730)	(626)
Sale of property, plant and equipment	—	973
Net cash used in investing activities	(9,189)	(3,890)
Cash Flows from Financing Activities:
Drawdown of revolving credit facility	10,000	—
Drawdown of delayed draw term loan	14,000	—
Cash paid for taxes related to net share settlement of equity awards	(571)	(374)
Payment of finance lease liability	(13)	(15)
Repayments on debt	(1,455)	(1,621)
Net cash provided by (used in) financing activities	21,961	(2,010)
Effects of exchange rate changes	(90)	(95)
Net change in cash, cash equivalents and restricted cash	(24,140)	(22,210)
Cash, cash equivalents and restricted cash – beginning of the period	31,381	53,083
Cash, cash equivalents and restricted cash – end of the period	$7,241	$30,873
Less: Restricted cash – end of the period	—	13,837
Cash and cash equivalents – end of the period	$7,241	$17,036
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGER AEROSPACE GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION
Nature of Business
Bridger Aerospace Group Holdings, Inc. and its subsidiaries (“Bridger,” “the Company,” “we,” “us” or “our”) provide aerial wildfire surveillance, relief and suppression, and aerial firefighting services using next-generation technology and environmentally friendly and sustainable firefighting methods primarily throughout the United States, as well as airframe modification and integration solutions for governmental and commercial customers. Our mission is to deploy the most advanced technologies in aviation to protect lives, property, critical infrastructure, and the environment, delivering these capabilities where they are needed most, from wildfire response to defense and beyond. Through innovation and the use of advanced technology and software, focusing on aerial firefighting, disaster response, government applications and public safety, Bridger aims to set the global standard in aviation services.
As of June 30, 2026, the Company’s fleet consists of the following:

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
The information as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 is unaudited. The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, except as otherwise disclosed, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. Management also has evaluated the impact of events occurring after June 30, 2026 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.
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

Recent Activity
On April 11, 2026, in connection with a separation agreement with a former executive, the Company recorded two adjustments to previously recognized stock-based compensation expense related to outstanding RSU awards within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations. The Company accelerated the vesting of a portion of the executive’s unvested restricted stock unit (“RSU”) awards, which was accounted for as a Type III modification under ASC 718, resulting in the recognition of the remaining unrecognized compensation cost for those awards immediately. The remaining unvested RSU awards that did not vest under the terms of the separation agreement were forfeited, resulting in the reversal of previously recognized stock-based compensation expense for those awards within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations. These two events resulted in a net reduction of approximately $3.3 million to stock-based compensation expense for the period within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations.
On April 14, 2026, the Company drew an aggregate of $14.0 million under its Delayed Draw Term Loan (“DDTL”), under the Company’s Credit Agreement dated October 28, 2025. Refer to “Note 15 – Long-Term Debt,” included in this Quarterly Report on Form 10-Q for additional details.
On June 28, 2026, the Company drew an aggregate of $4.0 million under its Revolving Credit Facility (the “Revolver”), under the Company’s Credit Agreement dated October 28, 2025. Refer to “Note 15 – Long-Term Debt,” included in this Quarterly Report on Form 10-Q for additional details.
Reverse Recapitalization
On January 24, 2023 (the “Closing Date”), Jack Creek Investment Corp (“JCIC”) completed the reverse recapitalization (the “Closing” and the “Reverse Recapitalization”) with the Company’s predecessor, Bridger Aerospace Group Holdings, LLC and its subsidiaries (collectively, “Legacy Bridger”), which operated the majority of the historical business and was identified as the acquirer and predecessor upon the consummation of the transactions contemplated by the agreement and plan of merger (the “Transaction Agreements”) entered into on August 3, 2022. On the Closing Date, pursuant to the Transaction Agreements, JCIC and Legacy Bridger became wholly-owned subsidiaries of a new public entity that was renamed Bridger Aerospace Group Holdings, Inc., and JCIC shareholders and Legacy Bridger equity holders converted their equity ownership in JCIC and Legacy Bridger, respectively, into equity ownership in Bridger.
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
Northern Fire Management Services, LLC (“NFMS, LLC”): The Company assisted in designing and organizing NFMS, LLC with a business purpose of employing Canadian aviation professionals to provide services to the Company. A master services agreement exists between NFMS, LLC, the Company, and Bridger Air Tanker, LLC, a wholly-owned subsidiary of the Company, to transfer all annual expenses incurred to the Company in exchange for the Canadian employees to support the Company’s water scooper aircraft. NFMS, LLC is 50% owned by a Canadian citizen, and 50% owned by Bridger Aerospace Group, LLC. NFMS, LLC was determined to be a VIE primarily due to the entity’s lack of sufficient equity investment at risk and the Company was determined to be the primary beneficiary of the VIE primarily attributable to the Company’s responsibility for all decisions related to NFMS, LLC’s expenditures. Accordingly, NFMS, LLC has been consolidated by the Company for the three and six months ended June 30, 2026 and 2025 and the year ended December 31, 2025, and all intercompany expenses associated with NFMS, LLC and its service agreement have been eliminated in consolidation. As of June 30, 2026 and December 31, 2025, NFMS, LLC’s assets and liabilities were immaterial to the Company’s Condensed Consolidated Financial Statements.

Bridger Aerospace Europe, S.L.U. (“BAE”) and MAB Funding, LLC (“MAB”): On November 17, 2023, we entered into a series of agreements designed to facilitate the purchase and return-to-service of four Spanish Scoopers originally awarded to our wholly-owned subsidiary, BAE, in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell the entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB. We also entered into a services agreement with MAB whereby we will manage the return-to-service upgrades of the Spanish Scoopers through our wholly-owned Spanish subsidiary, Albacete Aero, S.L., while they are owned and funded by MAB. The service agreement also provides that we have the right, but not the obligation, to acquire each Spanish Scooper as it is ready to be contracted and returned to service. On December 23, 2025, we purchased two of the Spanish Scoopers from MAB for an aggregate purchase price of $50.0 million, allocating $25.0 million per aircraft. The Company assessed both MAB and BAE for variable interest entity accounting under ASC 810-10-15 and determined that MAB is a voting interest entity and BAE is a variable interest entity. However, neither entity is consolidated in the Condensed Consolidated Financial Statements as the Company does not have a controlling financial interest in MAB and the Company is not the primary beneficiary of BAE. Accordingly, neither of these entities have been consolidated in the Condensed Consolidated Financial Statements of the Company for the three and six months ended June 30, 2026 and 2025 and the year ended December 31, 2025. Refer to “Note 17 – Commitments and Contingencies” included in this Quarterly Report on Form 10-Q for additional details.
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
Accounts Receivable
Accounts receivable consist of amounts due from our customers. The Company maintains an allowance for doubtful accounts equal to the estimated losses expected to be incurred based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. For the three and six months ended June 30, 2026 and 2025, the Company did not record any bad debt expense as accounts receivable have historically been collected in accordance with the policy and there is no history of write-offs.
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
Deferred Offering Costs
Deferred offering costs primarily consist of capitalized legal, accounting and other third-party costs incurred that are related to the Reverse Recapitalization and subsequent securities offerings. As of June 30, 2026 and December 31, 2025, the Company recorded $19.6 million to Stockholders’ deficit in the Condensed Consolidated Balance Sheets.
Deferred Financing Costs
Deferred financing costs include origination, arrangement, legal and other fees to issue or amend the terms of the Revolver and DDTL. In our Condensed Consolidated Balance Sheets, unamortized deferred financing costs related to the Revolver and DDTL are reported as other noncurrent assets. Deferred financing costs are recognized in our Condensed Consolidated Statements of Operations as interest expense by amortizing the costs over the related financing using the straight-line method, which approximates the effective interest method.
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
Contract estimates
Actual revenues and project costs may vary from previous estimates due to changes in a variety of factors. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the availability of materials and the effect of any delays on our project performance. We periodically review our job performance, job conditions, estimated profitability and final contract settlements, including our estimate of total costs and make revisions to costs and income in the period in which the revisions are probable and reasonably estimable. We bear the risk of cost overruns in most of our contracts, which may result in reduced profits. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. Contracts can be modified to account for changes in contract specifications and requirements. Contract modifications are considered to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the Company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Total cumulative catch-up adjustments were not material for the three and six months ended June 30, 2026 and 2025.
Other revenues
Other revenues primarily consists of training services and lease revenue when we lease our owned aircraft to third parties, typically on an hourly or daily basis. For the three and six months ended June 30, 2026, we had other revenue of $21,000 and $39,000, respectively, and for the three and six months ended June 30, 2025, we had other revenue of $3.3 million and $3.6 million, respectively.
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

Net contract assets (liabilities) are as follows:

dollars in thousands	As of June 30, 2026	As of December 31, 2025	Net Change
Contract assets	$3,865	$2,250	$1,615
Contract liabilities	1,897	3,434	(1,537)
Net contract assets (liabilities)	$1,968	$(1,184)	$3,152
The accounts receivable balance was $5.9 million, the contract assets and contract liabilities balances were $1.7 million and $0.8 million, respectively, as of January 1, 2025. For the six months ended June 30, 2026, the Company recognized revenues of $2.7 million that was previously included in the contract liabilities that existed at December 31, 2025.
Changes in the balances of the Company’s contract assets and liabilities primarily result from timing differences between revenue recognition and customer billings and/or payments. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the six months ended June 30, 2026 and 2025.
Remaining performance obligations
The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. As of June 30, 2026, the Company has remaining unsatisfied performance obligations of $9.5 million, of which 100% is expected to be recognized as revenue in the next twelve months.
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
Revenue Disaggregation
The following table presents the disaggregation of revenue by service:

	For the three months ended June 30,		For the six months ended June 30,
dollars in thousands	2026	2025	2026	2025
Fire suppression	$21,533	$18,075	$23,798	$23,858
Aerial surveillance	5,459	4,023	7,040	5,734
MRO	3,481	5,356	8,129	13,246
Other services	21	3,297	39	3,559
Total revenues	$30,494	$30,751	$39,006	$46,397
The following table presents the disaggregation of revenue by geographic area:

	For the three months ended June 30,		For the six months ended June 30,
dollars in thousands	2026	2025	2026	2025
United States	$29,678	$25,669	$36,497	$35,406
Spain	816	5,082	2,509	10,991
Total revenues	$30,494	$30,751	$39,006	$46,397
Concentration Risk
The Company had two customers who individually accounted for 71% and 16% of total revenues for the three months ended June 30, 2026, and two customers who individually accounted for 61% and 16% of total revenues for the six months ended June 30, 2026. The Company had three customers who individually accounted for 51%, 23% and 17% of total revenues for the three months ended June 30, 2025, and three customers who individually accounted for 47%, 24% and 17% of total revenues for the six months ended June 30, 2025. The Company had one customer who individually accounted for 82% of trade accounts receivable as of June 30, 2026 and two customers who individually accounted for 57% and 12% of trade accounts receivable as of December 31, 2025.

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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In April 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2026-01, Equity (Topic 505) — Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”), which requires that paid-in-kind (“PIK”) dividends on equity-classified preferred stock be initially measured based on the PIK dividend rate stated in the preferred stock agreement, applied to the liquidation value of the preferred stock outstanding. ASU 2026-01 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods, with early adoption permitted. The Company plans to adopt ASU 2026-01 on January 1, 2027. The Company's existing accounting policies are consistent with the requirements of ASU 2026-01, and therefore adoption is not expected to have a material impact on its Consolidated Financial Statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This update modernizes the accounting for internal-use software, removes all references to software development stages, and requires capitalization of software costs when management has committed to a software project and it is probable the software will be completed and perform its intended use. ASU 2025-06 will be effective for annual and interim periods beginning January 1, 2028. Early adoption is permitted. The Company is currently evaluating the timing and method of adopting the new accounting guidance on the Company’s Consolidated Financial Statements.
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

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the six months ended June 30,
dollars in thousands	2026	2025
Cash paid for interest	$11,710	$11,247
Cash paid for income taxes, net of refunds	171	—
Fixed assets in accounts payable	610	—

Non-cash investing and financing activities:
Series A Preferred Stock - adjustment to maximum redemption value	14,137	13,197
Issuance of Common Shares upon settlement of liability-classified award	883	—
Recognition of new right-of-use asset and corresponding operating lease liabilities	2,339	2,217
Recognition of new right-of-use asset and corresponding financing lease liabilities	15	69
Reduction in right-of-use asset and lease liability from operating lease modification	508	—
Derecognition or modification of right-of-use assets and corresponding finance lease liabilities	—	13
Purchase consideration of Ignis acquisition paid in Common Stock (Note 12)	1,669	1,191
NOTE 4 – CASH EQUIVALENTS
Cash equivalents consist of the following:

	As of June 30, 2026	As of December 31, 2025
dollars in thousands	Carrying Value
Cash equivalents:
Money market fund	$4,981	$25,035
NOTE 5 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

dollars in thousands	As of June 30, 2026	As of December 31, 2025
Trade accounts receivable	$15,369	$835
Contract assets	3,865	2,250
Unbilled receivable	1,106	—
Foreign tax receivable	161	105
Total accounts receivable	$20,501	$3,190
Substantially all accounts receivable as of June 30, 2026 are expected to be collected in the next twelve months. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the contract assets amounts are primarily from contracts associated with the U.S. Government. Unbilled receivable consists of earned revenue that has not yet been billed on the Company’s contracts. Foreign tax receivable consists primarily of value-added taxes charged by the Spanish government. Refer to “Note 2 – Summary of Significant Accounting Policies” for further discussion on Contract assets.

NOTE 6 – AIRCRAFT SUPPORT PARTS
Aircraft support parts consist of the following:

dollars in thousands	As of June 30, 2026	As of December 31, 2025
Repairables and expendables	$575	$623
Other	496	1,031
Total aircraft support parts	$1,071	$1,654
NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

dollars in thousands	As of June 30, 2026	As of December 31, 2025
Prepaid insurance	$1,887	$1,546
Deposits	619	1,639
Prepaid subscriptions	766	518
Other	372	291
Total prepaid expenses and other current assets	$3,644	$3,994
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consist of the following:

dollars in thousands	As of June 30, 2026	As of December 31, 2025
Aircraft	$269,291	$262,013
Less: Accumulated depreciation	(54,100)	(48,607)
Aircraft, net	215,191	213,406
Construction in progress	52	—
Vehicles and equipment	7,597	7,049
Buildings	1,165	1,200
Leasehold improvements	684	645
Licenses	235	235
Finance lease right-of-use asset	132	117
Capitalized software and development costs	39	35
Less: Accumulated depreciation	(4,418)	(3,873)
Leasehold improvements and equipment, net	5,486	5,408
Total property, plant and equipment, net	$220,677	$218,814
For the three and six months ended June 30, 2026, the Company recorded $4.4 million and $6.0 million of depreciation expense in Cost of revenues, respectively, and $0.1 million of depreciation expense in Selling, general and administrative expense. For the three and six months ended June 30, 2025, the Company recorded $3.3 million and $4.6 million of depreciation expense in Cost of revenues, respectively, and $0.3 million and $0.7 million of depreciation expense in Selling, general and administrative expense, respectively.
Asset groups are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. For the three and six months ended June 30, 2026 and 2025, the Company recorded no impairment charges.
For the three and six months ended June 30, 2026, the Company recorded a loss on disposal of assets of zero and $0.1 million, respectively, and for the three and six months ended June 30, 2025, the Company recorded a gain on disposal of assets of zero and $0.1 million, respectively, in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

NOTE 9 – ACQUISITION ACTIVITY
2024 Acquisition Activity
On June 28, 2024, the Company completed the acquisition of all the outstanding equity interests of Flight Test & Mechanical Solutions, Inc. (“FMS” and the “FMS Acquisition”), a turn-key provider of integration solutions for government and commercial customers including instrumentation, flight testing and airworthiness certification, for total initially estimated fair value consideration of $21.2 million, payable in unregistered shares of Bridger’s Common Stock, with $19.0 million fair value of Common Stock consideration paid at closing and upon settlement of certain post-closing purchase price adjustments to the former stockholders of FMS (consisting of 3,867,289 restricted shares of Common Stock determined based upon a volume-weighted average per-share price (“VWAP”) of the Common Stock for the 90 consecutive trading days ended June 27, 2024). The shares issued at close were issued at the fair value upon the closing date. The remaining $2.2 million of fair value Common Stock consideration is contingent upon the achievement of certain earnout conditions and, assuming achievement of such conditions, will be issued to the former stockholders of FMS in the third quarter of 2026 and fiscal year 2027 based on the 2025 and 2026 results, respectively, with the price per share determined based upon a trailing 90-day VWAP of the Common Stock at the time of each issuance. During the measurement period, the Company revised the total purchase consideration of the FMS Acquisition due to changes in working capital adjustments, closing price adjustments and a deferred tax liability adjustment. As a result, total consideration decreased by $4.8 million. These adjustments resulted in a corresponding decrease in goodwill of $3.9 million. The maximum number of shares of Common Stock issuable to the former FMS stockholders as contingent earnout consideration will not exceed 5,754,165 shares in the aggregate. All of the shares of Common Stock to be issued in the FMS Acquisition will be subject to transfer restrictions for an 18-month period after each issuance, with the transfer restrictions expiring with respect to 1/18th of the total shares of Common Stock each month over the 18-month period following such issuance.
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

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS, NET
There were no changes to the carrying amount of goodwill during the three and six months ended June 30, 2026. Goodwill was $20.9 million as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, goodwill of $2.4 million was allocated to the Company’s BAGH reporting unit, which has a negative carrying amount of net assets as of June 30, 2026 and December 31, 2025, due to the inclusion of the mezzanine equity, refer to “Note 18 – Mezzanine Equity.” There were no impairment charges recorded for goodwill for the three and six months ended June 30, 2026 and 2025.
Intangible assets consisted of the following:

		As of June 30, 2026
dollars in thousands	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-process research and development (“IPR&D”)	5	$4,840	$(1,392)	$3,448
Contracts	5.5	3,400	(1,236)	2,164
Trade name	9.5	300	(64)	236
Internal-use software	3	297	(297)	—
Customer relationships	3.5	200	(114)	86
Licenses	10	68	(68)	—
Total intangible assets		$9,105	$(3,171)	$5,934

		As of December 31, 2025
dollars in thousands	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
IPR&D	5	4,109	(926)	3,183
Contracts	5.5	$3,400	$(927)	$2,473
Trade name	9.5	300	(47)	253
Internal-use software	3	297	(297)	—
Customer relationships	3.5	200	(86)	114
Licenses	10	68	(68)	—
Total intangible assets		$8,374	$(2,351)	$6,023
IPR&D is the historical know-how, software, formula protocols, designs and procedures expected to be needed to complete the development of the technology asset and receive regulatory approval. The Company amortizes the IPR&D over its useful life of five years when placed into service. For the six months ended June 30, 2026 and 2025, the Company capitalized costs of $0.7 million and $0.6 million related to IPR&D, respectively.
Amortization expense for intangible assets and other noncurrent assets was $0.5 million and $0.9 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively. Amortization expense is included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

NOTE 11 – OTHER NONCURRENT ASSETS
Other noncurrent assets consisted of the following:

dollars in thousands	As of June 30, 2026	As of December 31, 2025
Operating lease right-of-use asset	$31,629	$31,416
Investment in MAB	4,000	4,000
Deferred debt issuance costs	3,205	4,150
Deposits	2,726	1,937
Investment in Overwatch Imaging, Inc.	1,000	1,000
Prepaid expenses	756	986
Other	867	873
Total other noncurrent assets	$44,183	$44,362
NOTE 12 – ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following:

dollars in thousands	As of June 30, 2026	As of December 31, 2025
Warrant liabilities	$7,462	$5,330
Accrued salaries, wages and bonuses	3,669	2,548
Deferred revenue	1,897	3,434
Deferred underwriting fee payable	1,500	1,500
Contingent consideration	1,011	2,743
Accrued foreign tax	925	925
Finance right-of-use liability	98	96
Accrued interest expense	16	52
Other	332	742
Total accrued expenses and other liabilities	16,910	17,370
Less: Current accrued expenses and other current liabilities	(7,876)	(9,794)
Total long-term accrued expenses and other noncurrent liabilities	$9,034	$7,576
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
As of June 30, 2026 and December 31, 2025, 17,249,874 Public Warrants remain outstanding. The Public Warrants are liability-classified with a balance of $4.9 million and $3.4 million, respectively, and a fair value of $0.28 and $0.20 per warrant as of June 30, 2026 and December 31, 2025, respectively.
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
As of June 30, 2026 and December 31, 2025, the Company had 9,400,000 outstanding Private Placement Warrants to purchase 9,400,000 shares of Common Stock. The Private Placement Warrants are liability-classified with a balance of $2.6 million and $1.9 million, respectively, and a fair value of $0.28 and $0.20 per warrant as of June 30, 2026 and December 31, 2025, respectively.
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
As part of the Company’s acquisition of Ignis Technologies, Inc. in 2023 (“Ignis” and the “Ignis Acquisition”), the Company agreed to pay contingent consideration based on the achievement of certain operational milestones. The final milestone was completed during 2024, which triggered a series of three annual contingent consideration payments. The first two payments were made as of the quarters ended June 30, 2024 and 2025. The third and final payment was made during the second quarter of 2026, in which the Company issued 869,036 restricted shares of Common Stock to the former Ignis shareholders (determined based upon a trailing 120-day VWAP of the Common Stock for the 120 consecutive trading days ended June 30, 2026). The shares were issued at fair value, resulting in a total issuance value of approximately $1.7 million. This amount was previously recognized as part of the contingent consideration liability as of March 31, 2026, and the issuance did not result in any additional expense during the period.
Pursuant to the agreement, the maximum number of shares of Common Stock issuable to the former Ignis shareholders as contingent earnout consideration was 8,399,198. As of June 30, 2026, the Company had issued 2,566,138 total shares of Common Stock to the former Ignis shareholders across all three payments, which did not exceed the shares authorized in the aggregate.

All of the shares of Common Stock to be issued as part of the Ignis Acquisition will be subject to transfer restrictions for a 12-month period after each issuance, with 1/12th of the total shares of Common Stock transferring each month over the one-year period after each issuance. None of the shares of Common Stock issued or issuable in connection with the Ignis Acquisition were registered under the Securities Act on the Ignis Acquisition date in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Recipients of shares of Common Stock in connection with the Ignis Acquisition will have customary resale registration rights with respect to such shares of Common Stock pursuant to the terms and conditions of the Ignis Acquisition.
As part of the June 2024 FMS Acquisition, the Company agreed to pay contingent earnout consideration to the former stockholders of FMS contingent upon the achievement of certain earnout conditions based on 2025 and 2026 results. The earnout consideration, if earned, will be settled in shares of Common Stock, with the price per share determined based upon a trailing 90-day VWAP of the Common Stock at the time of each issuance, with payments expected to be made in the third quarter of 2026 and fiscal year 2027, respectively. The maximum number of shares of Common Stock issuable to the former FMS stockholders as contingent earnout consideration will not exceed 5,754,165 shares in the aggregate. All shares issued will be subject to an 18-month transfer restriction period, with 1/18th of the total shares transferring each month over the 18-month period following each issuance. None of the shares of Common Stock issued or issuable in connection with the FMS Acquisition were registered under the Securities Act in reliance on the exemption provided by Section 4(a)(2) of the Securities Act. Recipients of shares will have customary resale registration rights pursuant to the terms of the FMS Acquisition.
As of June 30, 2026, the Company recognized $1.0 million in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets and zero in in Long-term accrued expenses and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. As the final Ignis issuance occurred during the period, the June 30, 2026 balance reflects only the FMS-related liability. As of December 31, 2025, the Company recognized $2.0 million in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets and $0.7 million in Long-term accrued expenses and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The December 31, 2025 balance reflects liabilities related to both Ignis and FMS.
The change in contingent consideration for the six months ended June 30, 2026 and year ended December 31, 2025 was as follows:

dollars in thousands	As of June 30, 2026	As of December 31, 2025
Contingent consideration, beginning of period	$2,743	$6,219
Change in fair value of contingent consideration	(63)	(2,285)
Settlement of contingent consideration (related to Ignis)	(1,669)	(1,191)
Contingent consideration, end of period	$1,011	$2,743
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
Concurrent with the October 2025 refinancing, refer to “Note 15 – Long-Term Debt,” the Company used a portion of the refinancing proceeds to retire the outstanding balance of the prior UMB term loan, which resulted in the termination of the swap agreement. Upon termination, the life-to-date accumulated gain of $0.7 million was reclassified from Accumulated other comprehensive income to Other income on the Consolidated Statements of Operations during the year ended December 31, 2025. No derivative instruments related to the swap remain outstanding as of June 30, 2026.
NOTE 14 – FAIR VALUE MEASUREMENTS
Long-term debt
As of June 30, 2026 and December 31, 2025, the Company had $0.1 million of fixed rate debt outstanding and $245.0 million and $222.4 million of variable rate debt outstanding, respectively. The Company’s debt approximates fair value based on current rates and terms available to the Company for similar debt as of June 30, 2026 and December 31, 2025. Debt financing activities and loan agreements are further described in “Note 15 – Long-Term Debt” in this Quarterly Report on Form 10-Q for additional details.

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
The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of June 30, 2026
dollars in thousands	Level 1	Level 2	Level 3
Assets
Cash	$7,241	$—	$—
Total Assets	$7,241	$—	$—
Liabilities
Warrant liabilities - Public Warrants	$4,830	$—	$—
Warrant liabilities - Private Placement Warrants	—	2,632	—
Contingent consideration	—	—	1,011
Total liabilities	$4,830	$2,632	$1,011

	As of December 31, 2025
dollars in thousands	Level 1	Level 2	Level 3
Assets
Cash	$31,381	$—	$—
Total Assets	$31,381	$—	$—
Liabilities
Warrant liabilities - Public Warrants	$3,450	$—	$—
Warrant liabilities - Private Placement Warrants	—	1,880	—
Contingent consideration	—	—	2,743
Total liabilities	$3,450	$1,880	$2,743
Warrant Liabilities
The Company issued Warrants in connection with the Reverse Recapitalization. The Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recorded in earnings through Selling, general and administrative expense on the Condensed Consolidated Statements of Operations included in this Quarterly Report on Form 10-Q.
The Public Warrants are publicly traded under the symbol “BAERW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. Therefore, the Public Warrants are classified as Level 1 of the fair value hierarchy. The Public Warrants are redeemable at any time during the term of the warrant in which the Common Stock share trading price has been at least $18.00 per share for 20 trading days within the 30 trading-day period. The Company can redeem both the Private Placement Warrants and the Public Warrants when the stock price is between $10.00 to $18.00. As such, it is economically beneficial for the Company to redeem the Private Placement Warrants any time before the stock price crosses the $18.00 threshold. Therefore, the Warrants have similar economic value, hence Private Placement Warrants are deemed to have the same value as the Public Warrants and are classified Level 2 of the fair value hierarchy. Refer to “Note 12 – Accrued Expenses and Other Liabilities” included in this Quarterly Report on Form 10-Q for additional details.

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
As of June 30, 2026 and December 31, 2025, the Company did not have any significant assets or liabilities that were remeasured at fair value on a non-recurring basis in periods subsequent to initial recognition.
NOTE 15 – LONG-TERM DEBT
October 2025 Refinancing
On October 28, 2025, the Company completed the refinancing of its then outstanding $160.0 million Series 2022 bonds with a Credit Agreement (the “Credit Agreement”), consisting of $210.0 million Initial Term Loans (the “Initial Term Loans”), a $21.5 million Revolver, and a $100.0 million DDTL. The Company incurred debt issuance costs of $4.9 million and lender fees of $4.2 million associated with the Credit Agreement. The Company has drawn $210.0 million under the Initial Term Loans and $24.3 million under the DDTL, with $75.7 million remaining in borrowing capacity on the DDTL, and has drawn $10.0 million under the Revolver, with $11.5 million remaining in borrowing capacity on the Revolver as of June 30, 2026.
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

The Credit Agreement is also subject to financial covenants requiring the Company to maintain (i) a Total Leverage Ratio not exceeding specified limits on various compliance dates, e.g., 7.00x through December 31, 2026, decreasing to 6.00x from March 31 2027 through December 31, 2027, decreasing to 5.50x from March 31, 2028, onwards (generally calculated as the ratio of consolidated total debt outstanding (calculated as consolidated total debt net unrestricted cash) to consolidated adjusted EBITDA (calculated as per the terms of the credit agreement)) and (ii) a minimum operating cash flow of not less than $30.0 million (generally calculated as consolidated adjusted EBITDA (calculated as per the terms of the credit agreement) minus consolidated capitalized expenses (calculated as per the terms of the Credit agreement)). The Company was in compliance with the financial covenants as of June 30, 2026.
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
Revolver
The Revolver provides for borrowings, repayments, and re-borrowings up to a total commitment of $21.5 million. Revolving loans bear interest at the same rate options applicable to the Initial Term Loans. The Revolver matures on October 28, 2030. The Revolver requires payment of a commitment fee of 0.50% per annum based on the average daily amount of the unused Revolver. The fee is payable quarterly in arrears on the last business day of March, June, September, and December. Commitment fees totaled $19,000 and $46,000 for the three and six months ended June 30, 2026 and are included in interest expense. The Company recorded $0.9 million of upfront fees and issuance costs allocated to the Revolver as a deferred asset.
On March 27, 2026, the Company drew $6.0 million from the Revolver, for working capital needs at an elected rate of SOFR plus 6.00%. In connection with the draw, $0.3 million of previously deferred upfront fees and issuance costs allocated to the Revolver were reclassified as a debt discount to the drawn amount as of March 31, 2026.
On June 28, 2026, the Company drew an additional $4.0 million from the Revolver for working capital needs, at an elected rate of SOFR plus 6.00%. In connection with the draw, $0.1 million of previously deferred upfront fees and issuance costs allocated to the Revolver were reclassified as a debt discount to the drawn amount as of June 30, 2026.
The remaining deferred asset related to the Revolver was $0.4 million as of June 30, 2026.
As of June 30, 2026, total outstanding borrowings under the Revolver were $10.0 million, with $11.5 million of remaining availability under the facility. The total unamortized debt discount and deferred issuance costs associated with the Revolver were $0.4 million as of June 30, 2026.
DDTL
The DDTL facility permits the Company to draw up to ten tranches, each in a minimum amount of $2.5 million and increments of $250,000, subject to customary conditions, up to $100.0 million. The DDTL will remain available until October 28, 2027. Amounts drawn under the DDTL mature on October 28, 2030. The DDTL bears interest at the same rate options applicable to the Initial Term Loans. The DDTL requires payment of a commitment fee of 1.00% per annum based on the average daily amount of the unused DDTL Commitment. The fee is payable quarterly in arrears on the last business day of March, June, September, and December. Commitment fees totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2026 and are included in interest expense. The Company recorded $3.8 million of upfront fees and issuance costs allocated to the DDTL as a deferred asset.
On December 17, 2025, the Company drew $10.3 million from the DDTL to fund the purchase of two Pilatus aircraft, at an elected rate of SOFR plus 6.00%. In connection with the draw, $0.4 million of previously deferred upfront fees and issuance costs allocated to the DDTL were reclassified as a debt discount to the drawn amount.
On April 14, 2026, the Company drew an additional $14.0 million from the DDTL, at an elected rate of SOFR plus 6.00%. In connection with the draw, $0.5 million of previously deferred upfront fees and issuance costs allocated to the DDTL were reclassified as a debt discount to the drawn amount.
The remaining deferred asset related to the DDTL was $2.9 million as of June 30, 2026.

As of June 30, 2026, total outstanding borrowings under the DDTL were $24.3 million, with $75.7 million of remaining availability under the facility. The total unamortized debt discount and deferred issuance costs associated with the DDTL were $0.9 million as of June 30, 2026.
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
Debt Issuance Costs
Amortization of debt issuance costs was $0.6 million and $1.1 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively. Unamortized debt issuance costs and original issue discounts are presented as a direct deduction from the carrying amount of the associated debt obligations in the balance sheet. These costs are amortized to interest expense over the life of the related debt using the straight-line method, which approximates the effective interest method.
Pledged Assets
As of June 30, 2026, the Company pledged or restricted substantially all of the assets (consisting principally of aircraft, real property, and intellectual property of the Company and subsidiary guarantors) as collateral for the outstanding debt related to the 2025 Credit Agreement.
Long-term debt consisted of the following:

dollars in thousands	As of June 30, 2026	As of December 31, 2025
Initial Term Loan	$208,425	$209,475
DDTL	24,138	10,224
Revolver	10,000	—
UMB Loan (Kodiak Aircraft)	2,418	2,697
Other	56	96
Loans payable	245,037	222,492
Less: noncurrent debt issuance costs	(7,032)	(7,276)
Less: current debt issuance costs	(2,118)	(1,910)
Less: current portion of long-term debt, net of debt issuance costs	(2,795)	(926)
Total long-term debt, net of debt issuance costs	$233,092	$212,380
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

Components of the Company’s operating and finance lease assets and liabilities as of June 30, 2026 and December 31, 2025 are as follows:

dollars in thousands	Financial Statement Line Item	As of June 30, 2026	As of December 31, 2025
Assets
Operating lease right-of-use asset	Other noncurrent assets	$31,629	$31,416
Finance lease right-of-use asset, net	Property, plant and equipment, net	85	92
Liabilities
Operating lease right-of-use liabilities (current)	Operating lease right-of-use liability (current)	$3,033	$2,384
Finance lease right-of-use liabilities (current)	Accrued expenses and other current liabilities	27	23
Operating lease right-of-use liabilities (non-current)	Operating lease right-of-use liability (noncurrent)	28,995	29,163
Finance lease right-of-use liabilities (non-current)	Accrued expenses and other noncurrent liabilities	71	73
The Company leases various property and premises on a short-term basis and leases some of its premises under non-cancelable operating leases that expire on various dates through October 2035.
During the quarter ended June 30, 2026, the Company reassessed its lease term for one of its operating leases and concluded it was no longer reasonably certain to exercise the renewal option previously included in the lease term, in accordance with ASC 842. As a result, the Company remeasured the associated lease liability and corresponding right-of-use asset, resulting in a decrease of approximately $0.5 million to both the lease liability and the right-of-use asset. The reassessment did not result in a gain or loss.
The Company recorded $1.5 million and $2.9 million of expenses associated with these operating leases in Cost of revenues and Selling, general and administrative expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.5 million of expenses associated with these operating leases in Cost of revenues and Selling, general and administrative expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2025, respectively. The Company recorded expenses associated with finance leases in Cost of revenues and Selling, general and administrative expense in the Consolidated Statements of Operations.
Supplemental cash flow information related to leases is as follows:

	For the six months ended June 30,
dollars in thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,603	$1,430
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,339	$2,217
Finance leases	15	69
Cash paid for amounts included in the measurement of finance lease liabilities was immaterial for the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, future minimum lease payments are as follows:

dollars in thousands	Operating Leases	Finance Leases
Year Ending December 31:
Remainder of 2026	$2,716	$18
2027	5,306	36
2028	5,085	36
2029	5,126	25
2030	4,629	1
Thereafter	21,613	—
Total lease payments	44,475	116
Less: interest	(12,447)	(18)
Total lease liabilities	$32,028	$98

Weighted average remaining lease term:	8.7 years	3.5 years
Weighted average discount rate:	8.1%	10.3%
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
Contingencies
On November 17, 2023, the Company entered into a series of agreements with MAB and its subsidiary designed to facilitate the purchase and return to service of four Spanish Scoopers originally awarded to the Company in September 2023 via a public tender process from the Government of Spain. The terms of the agreements provide that the Company will manage the return to service upgrades of the Spanish Scoopers while they are owned and funded by MAB. The Company has the right, but not the obligation, to acquire each plane as it is ready to be contracted and returned to service. In the event that Bridger does not purchase the aircraft within the time periods set forth in the agreements, then either party may initiate a sales process for the sale of all aircraft that have not been purchased by the Company, which sales process the Company will oversee and manage. If the aircraft are sold to a third party through such process, then the Company must pay MAB’s subsidiary a cash fee equal to the amount, if any, by which the aggregate price of the Company’s purchase options for such aircraft exceeds the consideration paid by the third-party purchaser for the same aircraft, not to exceed $15.0 million in aggregate. If the aircraft are not sold to a third party and MAB’s subsidiary has not otherwise entered into an operating lease with a third party for the aircraft, then the Company must pay MAB’s subsidiary $15.0 million. On December 23, 2025, we purchased two of the Spanish Scoopers from MAB for an aggregate purchase price of $50.0 million, allocating $25.0 million per aircraft. Accordingly, no liability has been recorded in the condensed consolidated financial statements as of June 30, 2026. The Company will continue to monitor the situation and assess the need for recognition or further disclosure in future periods.

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
Shares of Series A Preferred Stock are mandatorily redeemable by the Company on April 25, 2032 at a redemption amount that is equal to the stated value, plus accrued but unpaid interest. Accrued interest for the Series A Preferred Stock was $14.1 million and $13.2 million for the six months ended June 30, 2026 and 2025, respectively. Shares of Series A Preferred Stock are also redeemable upon certain triggering events outside of the control of the Company, including that shares of Series A Preferred Stock may be redeemed by the Company (a) on or after April 25, 2027 or (b) in connection with the consummation of a fundamental change in the Company’s voting and governance structure such as the sale of the Company or its subsidiaries representing more than 50% of the Company’s voting stock or a similar liquidity event. Shares of Series A Preferred Stock may be redeemed by the holder upon the consummation of a fundamental change, such as the sale of the Company or a similar liquidity event.
Given the conversion feature is considered substantive, the mandatory redemption on April 25, 2032 is not certain and accordingly, the Series A Preferred Stock are classified as mezzanine equity.
As of June 30, 2026, it is probable that the Series A Preferred Stock may become redeemable on April 25, 2032. The Company has elected to recognize changes in redemption value immediately, adjusting the preferred stock to the maximum redemption value at each reporting date. Upon Closing, the Series A Preferred Stock had both a carrying value and redemption value of $332.7 million. As of June 30, 2026 and December 31, 2025, the Series A Preferred Stock had both a carrying value and redemption value of $421.4 million and $407.3 million, respectively. Refer to the table below.
As of June 30, 2026 and December 31, 2025, the fair value of the embedded derivative related to an event of default is zero, as there have been no triggering events.
The Company determined the fair value of the other features requiring bifurcation, both individually and in the aggregate were immaterial at June 30, 2026 and December 31, 2025. The fair value of these features will be assessed at each reporting date and will be recognized and remeasured at fair value, if material.

	Redeemable Series A Preferred Stock
dollars in thousands	Shares	Amounts
Balance as of December 31, 2025	315,789.473684	$407,257
Adjustment to maximum redemptions value	—	14,137
Balance as of June 30, 2026	315,789.473684	$421,394

Balance as of December 31, 2024	315,789.473684	$380,179
Adjustment to maximum redemptions value	—	13,197
Balance as of June 30, 2025	315,789.473684	$393,376
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
As of June 30, 2026, management concluded that achievement of the performance condition was not probable and, accordingly, no stock-based compensation expense was recognized for this award during the three and six months ended June 30, 2026. The total unrecognized compensation cost related to this award was $750,000 as of June 30, 2026.

Restricted Common Stock activity for the six months ended June 30, 2026 is as follows:

	Number of Awards	Weighted average grant date fair value
Outstanding as of December 31, 2025	—	$—
Granted	303,890	2.49
Vested	—	—
Forfeited/Cancelled	—	—
Outstanding as of June 30, 2026	303,890	$2.49
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
RSU activity for the six months ended June 30, 2026 and 2025 is as follows:

	Number of Awards	Weighted average grant date fair value
Outstanding as of December 31, 2025	5,526,665	$5.06
Granted	4,658,717	2.13
Vested	(1,489,912)	4.02
Forfeited/Cancelled	(547,360)	8.53
Outstanding as of June 30, 2026	8,148,110	$2.94

Outstanding as of December 31, 2024	4,472,950	$6.94
Granted	778,000	3.07
Vested	(908,668)	5.84
Forfeited/Cancelled	(372,910)	4.10
Outstanding as of June 30, 2025	3,969,372	$6.70
The total fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was $3.6 million and $2.5 million, respectively, based on the closing stock price on the date of vesting.
For the three and six months ended June 30, 2026, the Company recorded stock-based compensation expense related to RSUs of $0.4 million and $0.7 million, respectively, within Total cost of revenues on the Condensed Consolidated Statements of Operations.

As discussed in “Note 1 – Organization and Basis of Presentation,” in connection with a separation agreement with a former executive, the Company recorded two adjustments to previously recognized stock-based compensation expense related to outstanding RSU awards. The Company accelerated the vesting of a portion of the executive's unvested RSU awards, which was accounted for as a Type III modification under ASC 718, resulting in the recognition of the remaining unrecognized compensation cost for those awards immediately. The remaining unvested RSU awards that did not vest under the terms of the separation agreement were forfeited, resulting in the reversal of previously recognized stock-based compensation expense for those awards. These two events resulted in a net reduction of approximately $3.3 million to stock-based compensation expense for the three months ended June 30, 2026. As such, for the three months ended June 30, 2026, the Company recognized a net credit to stock-based compensation expense of $1.1 million within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations. This reversal exceeded the Company’s normal ongoing stock-based compensation expense for the quarter, resulting in a net credit position. The Company does not expect this to recur at a similar magnitude in future periods. For the six months ended June 30, 2026, the Company recorded stock-based compensation expense related to RSUs of $0.3 million within Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations.
For the three and six months ended June 30, 2025, the Company recorded stock-based compensation expense related to RSUs of $0.3 million and $0.6 million, respectively, within Total cost of revenues and $1.4 million and $3.1 million, respectively, within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.
As of June 30, 2026, there was $12.4 million of unrecognized total compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.
For the three months ended March 31, 2026, the Company issued and settled liability-classified stock-based compensation awards to certain employees, which were settled through the issuance of common shares. The awards vested immediately upon issuance. Liability-classified awards are measured at fair value at the grant date and remeasured to fair value at each subsequent reporting date until settlement. Changes in fair value are recognized as compensation expense or a reduction thereof in the period of change. There was no change in fair value between the grant date and settlement date during the three months ended March 31, 2026. As of June 30, 2026, no liability-classified awards remained outstanding.
The settlement of these awards through the issuance of common shares is treated as a non-cash financing activity. Refer to “Note 3 – Supplemental Cash Flow Information” included in this Quarterly Report on Form 10-Q.
For the three and six months ended June 30, 2026, the Company recorded stock-based compensation expense related to liability-classified awards for common shares of zero and $0.2 million, respectively, within Total cost of revenues and zero and $0.5 million, respectively, within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company recorded stock-based compensation expense related to liability-classified awards for common shares of zero within Total cost of revenues and Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.
Incentive Units
Prior to the adoption of the Omnibus Plan, during the year ended December 31, 2022, the Company granted Incentive Units to selected board members and executives. Within each grant, 80% of the Incentive Units vest annually over a four-year period subject to continued service by the grantee (the “Time-Vesting Incentive Units”), and the remaining 20% of the Incentive Units vest upon a qualifying change of control event (the “Exit-Vesting Incentive Units”). For the Time-Vesting Incentive Units, compensation cost is recognized over the requisite service period on a straight-line basis. For the Exit-Vesting Incentive Units, expense is recognized when a qualifying change of control event is considered probable, which has not occurred as of June 30, 2026. As of June 30, 2026, 40,404 Exit-Vesting Incentive Units with a weighted-average grant date fair value of $0.01 remain outstanding. Upon vesting of each Incentive Unit, the Company will issue 0.96246 shares of Common Stock to the Incentive Unit holder.
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
During the six months ended June 30, 2026, the Company did not sell any shares of Common Stock under the ATM Agreement.
NOTE 20 – RELATED PARTY TRANSACTIONS
During the year ended December 31, 2025, the Company engaged Venable LLP, a law firm at which Dean Heller, a member of our Board of Directors, serves as a Senior Policy Advisor, for corporate litigation and regulatory compliance services. Mr. Heller recused himself from all related approval discussions. The Company incurred professional service expenses of approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2026, respectively, and zero for the three and six months ended June 30, 2025. The Company had approximately zero and $0.4 million in Accrued expenses related to professional services as of June 30, 2026 and December 31, 2025, respectively.
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
The Company incurred related party training expenses, provided by an entity in which Mr. Timothy Sheehy has partial ownership, of zero for the three and six months ended June 30, 2026, and zero and $0.6 million for the three and six months ended June 30, 2025, respectively.
On November 17, 2023, the Company entered into a series of agreements designed to facilitate the purchase and return-to-service of the Spanish Scoopers originally awarded to our wholly-owned subsidiary, BAE, in September 2023 via a public tender process from the Government of Spain for €40.3 million. Under the terms of the agreements, we agreed to sell the entire outstanding equity interest in BAE to MAB and purchase $4.0 million of non-voting Class B units of MAB. ASSF Holdings LP (now managed by Eyre Street Capital, LLC, “ESC Investor”) made capital contributions totaling $13.0 million in exchange for 13,031 voting Class A Units of MAB. ESC Investor holds approximately 10% of Bridger’s outstanding convertible Series A Preferred Stock which represents approximately 6.2% interest in BAER Common Stock on a fully diluted basis.
On July 10, 2023, the Company entered into two operating lease agreements, each for a Pilatus under the ownership of Mr. Timothy Sheehy. The Company incurred related party lease expense of approximately zero for the three and six months ended June 30, 2026, and $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively.

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
For the three and six months ended June 30, 2026, the Company recorded income tax benefit of $5,000 and income tax expense of $23,000, respectively. The effective tax rate for the three and six months ended June 30, 2026 was 1.0% and (0.1)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S. and a state tax expense accrual in separate company filings with forecasted income.
For the three and six months ended June 30, 2025, the Company recorded income tax expense of $0.2 million and $0.4 million, respectively. The effective tax rate for the three and six months ended June 30, 2025 was (1.3)% and (2.9)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S., a state tax expense accrual in separate company filings with forecasted income, and the impact of forecasted loss in the foreign jurisdiction in which the Company conducts business.
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
Restricted common stock issued to Alder Securities LLC during the three months ended March 31, 2026 was excluded from both basic and diluted weighted-average shares outstanding, as the applicable performance condition had not been satisfied as of June 30, 2026. In addition, inclusion of these shares would have been anti-dilutive given the net loss reported for the period.
The following table sets forth the computation of the Company’s Loss per share:

	For the three months ended June 30,		For the six months ended June 30,
dollars in thousands, except per share amounts	2026	2025	2026	2025
Net (loss) income	$(498)	$308	$(31,802)	$(15,230)
Adjustments to Net (loss) income:
Series A Preferred Stock—adjustment to maximum redemptions value	(7,109)	(6,636)	(14,137)	(13,197)
Loss attributable to Common stockholders – basic and diluted	$(7,607)	$(6,328)	$(45,939)	$(28,427)
Weighted average Common Stock outstanding - basic and diluted	56,439,564	53,878,966	55,867,575	53,846,770
Loss per share - basic and diluted	$(0.13)	$(0.12)	$(0.82)	$(0.53)

The following table summarizes the potentially dilutive common shares that were excluded from diluted Loss per share - diluted computations because the effect would have been anti-dilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Series A Preferred Stock	38,308,545	35,761,440	38,308,545	35,761,440
Unvested Restricted Stock Units	8,148,110	3,969,372	8,148,110	3,969,372
Performance-Based Restricted Common Stock	303,890	—	303,890	—
Public Warrants	17,249,874	17,249,874	17,249,874	17,249,874
Private Placement Warrants	9,400,000	9,400,000	9,400,000	9,400,000
Unvested Legacy Bridger Incentive Units	40,404	40,404	40,404	40,404
Sponsor Earnout Shares	855,000	855,000	855,000	855,000
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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
dollars in thousands	2026	2025	2026	2025
Revenues	$30,494	$30,751	$39,006	$46,397
Cost of revenues:
Flight operations	10,059	7,856	16,620	14,108
Maintenance	9,113	10,844	19,600	21,799
Total cost of revenues	19,172	18,700	36,220	35,907
Gross income	11,322	12,051	2,786	10,490
Selling, general and administrative expense	(5,309)	(6,524)	(22,039)	(15,114)
Interest expense	(6,607)	(5,737)	(12,757)	(11,472)
Other income	91	700	231	1,299
(Loss) income before income taxes	(503)	490	(31,779)	(14,797)
Income tax benefit (expense)	5	(182)	(23)	(433)
Net (loss) income	$(498)	$308	$(31,802)	$(15,230)
See the Condensed Consolidated Financial Statements for other financial information regarding the Company’s operating segment.
Total United States revenues were $29.7 million and $36.5 million for the three and six months ended June 30, 2026, respectively, and $25.7 million and $35.4 million for the three and six months ended June 30, 2025, respectively. Refer to “Note 2 – Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q for additional information about revenue by geographic location. The Company had two customers who individually accounted for 71% and 16% of total revenues for the three months ended June 30, 2026, and two customers who individually accounted for 61% and 16% of total revenues for the six months ended June 30, 2026. The Company had three customers who individually accounted for 51%, 23% and 17% of total revenues for the three months ended June 30, 2025, and three customers who individually accounted for 47%, 24% and 17% of total revenues for the six months ended June 30, 2025.

The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of-use assets recognized on the Condensed Consolidated Balance Sheets were located as follows:

dollars in thousands	As of June 30, 2026	As of December 31, 2025
United States	$202,135	$198,301
Spain	50,171	51,928
NOTE 24 – SUBSEQUENT EVENTS
Management has evaluated subsequent events and transactions that occurred after June 30, 2026 up to the date of issuance of these Condensed Consolidated Financial Statements.
On July 22, 2026, the Company repaid $4.0 million of the outstanding balance under its Revolver, reducing the outstanding Revolver balance from $10.0 million to $6.0 million. Following the repayment, the Company had $15.5 million of remaining availability under the Revolver.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to help you understand our business, financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read together with the Condensed Consolidated Financial Statements as of June 30, 2026 and December 31, 2025, for the three and six months ended June 30, 2026 and 2025, and the related notes thereto, that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and analysis should also be read together with the historical audited annual Consolidated Financial Statements as of and for the years ended December 31, 2025 and 2024, included in the Annual Report on Form 10-K (the “Form 10-K”). This discussion and analysis contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”
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
We have made and will continue to make significant investments in capital expenditures to build and expand our integrated response solutions. We expect that our existing cash and cash equivalents, available borrowing capacity, and cash generated from our operations will be sufficient to meet our current working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report.
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

Cost of Revenues
Cost of revenues includes costs incurred directly related to flight operations including expenses associated with operating the aircraft on revenue generating contracts. These include labor, depreciation, fees, travel and fuel. Cost of revenues also includes routine aircraft maintenance expenses and repairs, including maintenance and modification repair work for third-party aircraft, consisting primarily of labor, parts, consumables and travel unique to each airframe. Cost of revenues also includes lease expense for hangar facilities used to house and maintain aircraft supporting revenue-generating operations.
Selling, General and Administrative Expense
Selling, general and administrative expenses include all costs that are not directly related to satisfaction of customer contracts. Selling, general and administrative expenses include costs for our administrative functions, such as finance, legal, human resources, and IT support, and business development costs that include contract procurement, public relations and business opportunity advancement. These functions include costs for items such as salaries, benefits, stock-based compensation and other personnel-related costs, maintenance and supplies, professional fees for external legal, accounting, and other consulting services, insurance, intangible asset amortization and depreciation expense. Selling, general and administrative expenses also include lease expense for corporate and administrative office space and gains or losses on the disposal of fixed assets.
Interest Expense
Interest expense consists of interest costs related to the prior Gallatin municipal bonds (the “Series 2022 bonds”), that were refinanced during 2025 and the new debt issued in connection with that refinancing, as well as our other various loan agreements. Interest expense also reflects the net effect of the interest rate swap prior to its termination and also includes amortization of debt issuance costs associated with our loan agreements. Refer to “Liquidity and Capital Resources—Indebtedness” included in this Quarterly Report for a discussion of our loan commitments.
RESULTS OF OPERATIONS
Comparison of the Three Months ended June 30, 2026 to the Three Months Ended June 30, 2025
The following table sets forth our Condensed Consolidated Statements of Operations information for the three months ended June 30, 2026 and 2025 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report.

	For the three months ended June 30,
dollars in thousands	2026	2025	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$30,494	$30,751	$(257)	(1%)
Cost of revenues:
Flight operations	10,059	7,856	2,203	28%
Maintenance	9,113	10,844	(1,731)	(16%)
Total cost of revenues	19,172	18,700	472	3%
Gross income	11,322	12,051	(729)	(6%)
Selling, general and administrative expense	(5,309)	(6,524)	(1,215)	(19%)
Interest expense	(6,607)	(5,737)	870	15%
Other income	91	700	(609)	(87%)
(Loss) income before income taxes	(503)	490	(993)	(203%)
Income tax benefit (expense)	5	(182)	(187)	(103%)
Net (loss) income	$(498)	$308	$(806)	(262%)
Revenues
Revenues decreased by $0.3 million, or 1%, to $30.5 million for the three months ended June 30, 2026, from $30.8 million for the three months ended June 30, 2025.

Revenues by service offering for the three months ended June 30, 2026 and 2025 were as follows:

	For the three months ended June 30,
dollars in thousands	2026	2025	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$21,533	$18,075	$3,458	19%
Aerial surveillance	5,459	4,023	1,436	36%
MRO	3,481	5,356	$(1,875)	(35)%
Other services	21	3,297	(3,276)	(99)%
Total revenues	$30,494	$30,751	$(257)	(1)%
Fire suppression revenue increased by $3.5 million, or 19%, to $21.5 million for the three months ended June 30, 2026, from $18.1 million for the three months ended June 30, 2025. The increase was primarily driven by increased flight hours for our Super Scoopers for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Aerial surveillance revenue increased by $1.4 million, or 36%, to $5.5 million for the three months ended June 30, 2026, from $4.0 million for the three months ended June 30, 2025. The increase was primarily driven by increased flight hours for our surveillance aircraft for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Maintenance repair revenue decreased by $1.9 million, or 35%, to $3.5 million for the three months ended June 30, 2026, from $5.4 million for the three months ended June 30, 2025. The decrease was primarily driven by a decrease in the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Other services revenue decreased by $3.3 million, or 99%, to $21,000 for the three months ended June 30, 2026, from $3.3 million for the three months ended June 30, 2025. The decrease was primarily due to non-recurring third-party training and flight operations services utilizing our aircraft for the three months ended June 30, 2025 that did not occur for the three months ended June 30, 2026.
Revenues by geographic area for the three months ended June 30, 2026 and 2025 were as follows:

	For the three months ended June 30,
dollars in thousands	2026	2025	Period Over Period Change ($)	Period Over Period Change (%)
United States	$29,678	$25,669	$4,009	16%
Spain	816	5,082	(4,266)	(84)%
Total revenues	$30,494	$30,751	$(257)	(1)%
United States revenue increased by $4.0 million, or 16%, to $29.7 million for the three months ended June 30, 2026, from $25.7 million for the three months ended June 30, 2025. The increase was primarily driven by increased flight hours for our Super Scoopers and surveillance aircraft for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Spain revenue decreased by $4.3 million, or 84%, to $0.8 million for the three months ended June 30, 2026, from $5.1 million for the three months ended June 30, 2025. The decrease was primarily driven by a decrease in the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Cost of Revenues
Total cost of revenues increased by $0.5 million, or 3%, to $19.2 million for the three months ended June 30, 2026, from $18.7 million for the three months ended June 30, 2025.

Flight Operations
Flight operations expenses increased by $2.2 million, or 28%, to $10.1 million for the three months ended June 30, 2026, from $7.9 million for the three months ended June 30, 2025. The increase reflects an increase in aircraft depreciation and fuel expense of $1.4 million and personnel costs necessary to support operational growth of $1.0 million. The increase was partially offset by a decrease in aircraft lease expense of $0.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Maintenance
Maintenance expenses decreased by $1.7 million, or 16%, to $9.1 million for the three months ended June 30, 2026, from $10.8 million for the three months ended June 30, 2025. The decrease was primarily driven by a decrease in return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement of $2.6 million. The decrease was partially offset by an increase in hangar lease expense of $0.7 million and an increase in depreciation expense of $0.2 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $1.2 million, or 19%, to $5.3 million for the three months ended June 30, 2026, from $6.5 million for the three months ended June 30, 2025. The decrease was primarily attributable to a change in the fair value of the Warrants of $3.7 million. In addition, there was a decrease in stock-based compensation of $2.4 million, mainly attributable to adjustments in connection with a separation agreement with a former executive. Refer to “Note 19 – Stockholders’ Deficit”. The decrease was partially offset by a decrease in the fair value of the contingent consideration of $2.6 million in the three months ended June 30, 2025 that did not occur in the three months ended June 30, 2026, an increase in higher workforce costs of $1.5 million and an increase in non-recurring deal and organizational costs of $0.8 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Interest Expense
Interest expense increased by $0.9 million, or 15%, to $6.6 million for the three months ended June 30, 2026, from $5.7 million for the three months ended June 30, 2025. The increase was driven by increased borrowings offset by favorable changes in financing terms related to the October 2025 debt refinancing.
Other Income
Other income decreased by $0.6 million, or 87%, to $0.1 million for the three months ended June 30, 2026, from $0.7 million for the three months ended June 30, 2025. The decrease was partially driven by a decrease in dividend income on cash equivalents of $0.3 million and a decrease in foreign currency gains of $0.3 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Income Tax Benefit (Expense)
Income tax expense decreased by $0.2 million, or 103%, to an income tax benefit of $5,000 for the three months ended June 30, 2026, from an income tax expense of $0.2 million for the three months ended June 30, 2025. The decrease was driven by a decrease in the state taxes for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
The following table sets forth our unaudited condensed consolidated statements of operations information for the six months ended June 30, 2026 and 2025 and should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report.

	For the six months ended June 30,
dollars in thousands	2026	2025	Period Over Period Change ($)	Period Over Period Change (%)
Revenues	$39,006	$46,397	$(7,391)	(16%)
Cost of revenues:
Flight operations	16,620	14,108	2,512	18%
Maintenance	19,600	21,799	(2,199)	(10%)
Total cost of revenues	36,220	35,907	313	1%
Gross income	2,786	10,490	(7,704)	(73%)
Selling, general and administrative expense	(22,039)	(15,114)	6,925	46%
Interest expense	(12,757)	(11,472)	1,285	11%
Other income	231	1,299	(1,068)	(82%)
Loss before income taxes	(31,779)	(14,797)	(16,982)	(115)%
Income tax expense	(23)	(433)	(410)	(95)%
Net loss	$(31,802)	$(15,230)	$16,572	109%
Revenues
Revenues decreased by $7.4 million, or 16%, to $39.0 million for the six months ended June 30, 2026, from $46.4 million for the six months ended June 30, 2025.
Revenues by service offering for the six months ended June 30, 2026 and 2025 were as follows:

	For the six months ended June 30,
dollars in thousands	2026	2025	Period Over Period Change ($)	Period Over Period Change (%)
Fire suppression	$23,798	$23,858	$(60)	—%
Aerial surveillance	7,040	5,734	1,306	23%
MRO	8,129	13,246	(5,117)	(39)%
Other services	39	3,559	(3,520)	(99)%
Total revenues	$39,006	$46,397	$(7,391)	(16)%
Fire suppression revenue decreased by $0.1 million, to $23.8 million for the six months ended June 30, 2026, from $23.9 million for the six months ended June 30, 2025. The decrease was driven by normal fluctuations in fire suppression revenue.
Aerial surveillance revenue increased by $1.3 million, or 23%, to $7.0 million for the six months ended June 30, 2026, from $5.7 million for the six months ended June 30, 2025. The increase was primarily driven by increased flight hours for our surveillance aircraft for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Maintenance repair revenue decreased by $5.1 million, or 39%, to $8.1 million for the six months ended June 30, 2026, compared to $13.2 million for the six months ended June 30, 2025. This amount is primarily due to the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Other services revenue decreased by $3.5 million, or 99%, to $39,000 for the six months ended June 30, 2026, from $3.6 million for the six months ended June 30, 2025. The decrease was primarily due to non-recurring third-party training and flight operations services utilizing our aircraft for the six months ended June 30, 2025 that did not occur for the six months ended June 30, 2026.

Revenues by geographic area for the six months ended June 30, 2026 and 2025 were as follows:

	For the six months ended June 30,
dollars in thousands	2026	2025	Period Over Period Change ($)	Period Over Period Change (%)
United States	$36,497	$35,406	$1,091	3%
Spain	2,509	10,991	(8,482)	(77)%
Total revenues	$39,006	$46,397	$(7,391)	(16)%
United States revenue increased by $1.1 million, or 3%, to $36.5 million for the six months ended June 30, 2026, from $35.4 million for the six months ended June 30, 2025. The increase was primarily driven by increased flight hours for our Super Scoopers and surveillance aircraft for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Spain revenue decreased by $8.5 million, or 77%, to $2.5 million for the six months ended June 30, 2026, from $11.0 million for the six months ended June 30, 2025. The decrease is due to the return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Cost of Revenues
Total cost of revenues increased by $0.3 million, or 1%, to $36.2 million for the six months ended June 30, 2026, from $35.9 million for the six months ended June 30, 2025.
Flight Operations
Flight operations expenses increased by $2.5 million, or 18%, to $16.6 million for the six months ended June 30, 2026, from $14.1 million for the six months ended June 30, 2025. The increase reflects an increase in personnel costs necessary to support operational growth of $2.1 million and aircraft depreciation of $1.0 million. The increase was partially offset by a decrease in aircraft lease expense of $0.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Maintenance
Maintenance expenses decreased by $2.2 million, or 10%, to $19.6 million for the six months ended June 30, 2026, from $21.8 million for the six months ended June 30, 2025. The decrease was primarily driven by a decrease in return-to-service work performed on the Spanish Scoopers in connection with the MAB services agreement of $4.2 million. The decrease was partially offset by an increase in hangar lease expense of $1.5 million and an increase in depreciation expense of $0.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $6.9 million, or 46%, to $22.0 million for the six months ended June 30, 2026, from $15.1 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase in higher workforce costs of $2.4 million, a decrease in the fair value of the contingent consideration of $2.7 million in the six months ended June 30, 2025 that did not occur in the six months ended June 30, 2026, a change in the fair value of the Warrants of $1.1 million, and an increase in non-recurring deal and organizational costs of $0.4 million. The increase is partially offset by a decrease in stock-based compensation of $2.6 million mainly attributable to adjustments in connection with a separation agreement with a former executive (refer to “Note 19 – Stockholders’ Deficit” for additional details), for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Interest Expense
Interest expense increased by $1.3 million, or 11%, to $12.8 million for the six months ended June 30, 2026, from $11.5 million for the six months ended June 30, 2025. The increase was driven by increased borrowings offset by favorable changes in financing terms related to the October 2025 debt refinancing.

Other Income
Other income decreased by $1.1 million, or 82%, to $0.2 million for the six months ended June 30, 2026, from $1.3 million for the six months ended June 30, 2025. The decrease was partially driven by a decrease in dividend income on cash equivalents of $0.6 million and a decrease in foreign currency gains of $0.5 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Income Tax Expense
Income tax expense decreased by $0.4 million, or 95%, to $23,000 for the six months ended June 30, 2026, from $0.4 million for the six months ended June 30, 2025. The decrease was driven by a decrease in the state taxes for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
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

The reconciliation of Net (loss) income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended June 30, 2026 and 2025 is as follows:

	For the three months ended June 30,
dollars in thousands	2026	2025	Period Over Period Change ($)	Period Over Period Change (%)
Net (loss) income	$(498)	$308	$(806)	(262%)
Income tax (benefit) expense	(5)	182	(187)	(103%)
Depreciation and amortization	4,837	4,019	818	20%
Interest expense	6,607	5,737	870	15%
EBITDA	10,941	10,246	695	7%
Stock-based compensation[1]	(655)	1,737	(2,392)	(138)%
Business development & integration expenses[2]	598	355	243	68%
Change in fair value of earnout consideration[3]	(33)	(2,597)	2,564	99%
Change in fair value of Warrants[4]	(2,931)	799	(3,730)	(467%)
Offering costs[5]	—	279	(279)	(100%)
Non-recurring executive transition costs[6]	220	—	220	100%
Adjusted EBITDA	$8,140	$10,819	$(2,679)	(25%)
Net (loss) income margin[7]	(2%)	1%
Adjusted EBITDA margin[7]	27%	35%
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
7Net (loss) income margin calculated as Net (loss) income divided by Total revenue and Adjusted EBITDA margin calculated as Adjusted EBITDA divided by Total revenue.

The reconciliation of Net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the six months ended June 30, 2026 and 2025 is as follows:

	For the six months ended June 30,
dollars in thousands	2026	2025	Period Over Period Change ($)	Period Over Period Change (%)
Net loss	$(31,802)	$(15,230)	$(16,572)	109%
Income tax expense	23	433	(410)	(95%)
Depreciation and amortization	6,888	5,999	889	15%
Interest expense	12,757	11,472	1,285	11%
EBITDA	(12,134)	2,674	(14,808)	(554%)
Stock-based compensation[1]	1,777	3,728	(1,951)	(52)%
Business development & integration expenses[2]	1,402	587	815	139%
Change in fair value of earnout consideration[3]	(63)	(2,748)	2,685	(98%)
Change in fair value of Warrants[4]	2,132	1,066	1,066	100%
Offering costs[5]	42	437	(395)	(90%)
Non-recurring executive transition costs[6]	504	—	504	100%
Adjusted EBITDA	$(6,340)	$5,744	$(12,084)	(210%)
Net loss margin[7]	(82%)	(33%)
Adjusted EBITDA margin[7]	(16%)	12%
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
LIQUIDITY AND CAPITAL RESOURCES
For the three and six months ended June 30, 2026, the Company had net loss of $0.5 million and $31.8 million, respectively. For the six months ended June 30, 2026, the Company had cash flow used in operating activities of $36.8 million. In addition, as of June 30, 2026, the Company had unrestricted cash of $7.2 million.
On March 18, 2025, the Company entered into a sales agreement (“ATM Agreement”) under which we may offer and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $100.0 million by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Market, or any other existing trading market for such shares or in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices. As of August 3, 2026, $100.0 million remains available for potential future sales under the ATM Agreement, which may be utilized for future financings under our effective shelf registration statement. Refer to “Note 19 – Stockholders’ Deficit” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash and Marketable Securities
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $7.2 million which were held for working capital purposes. From time to time, the Company invests its excess cash in highly rated available-for-sale securities, with the primary objective of minimizing the potential risk of principal loss.
We may receive up to $306.5 million from the exercise of the 9,400,000 private placement warrants and 17,249,874 public warrants of the Company outstanding (collectively, the “Warrants”), assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of Common Stock issuable upon such exercise. On June 30, 2026, the closing price of our Common Stock was $1.92 per share. For so long as the market price of our Common Stock is below the exercise price of our Warrants ($11.50 per share), our Warrants remain “out-of-the money,” and holders of our Warrants are unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their January 24, 2028 expiration date, and therefore, we may not receive any cash proceeds from the exercise of our Warrants to fund our operations. Accordingly, we have not relied on the receipt of proceeds from the exercise of our Warrants in assessing our capital requirements and sources of liquidity.
We may in the future seek to raise additional funds through various potential sources, such as equity and debt financing for general corporate purposes or for specific purposes, including in order to pursue growth initiatives. Based on our unrestricted cash and cash equivalents balance as of June 30, 2026, and our projected cash use, we would anticipate the need to raise additional funds through equity or debt financing (or the issuance of stock as acquisition consideration) to pursue any significant acquisition opportunity, at the time of such acquisition opportunity. Our ability to generate proceeds from equity financings will significantly depend on the market price of our Common Stock.
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
The refinancing improved the Company’s liquidity position by consolidating multiple obligations into a single credit structure with extended maturities and more flexible covenant terms. Management believes the transaction provides sufficient liquidity to fund near‑term operating needs and supports the Company’s long‑term growth plan. As of June 30, 2026, the Company had drawn $210.0 million on the Initial Term Loans, $24.3 million under the DDTL, and $10.0 million under the Revolver, with remaining availability of $75.7 million on the DDTL and $11.5 million on the Revolver.
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
The Company was in compliance with all financial covenants under the Credit Agreement as of June 30, 2026.
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
Revolver
The $21.5 million Revolver allows for borrowings, repayments, and re-borrowings through its maturity on October 28, 2030. Revolving loans bear interest at the same rate options as the Initial Term Loans. As of June 30, 2026, the Company had drawn $10.0 million for working capital needs with $11.5 million remaining under the facility.
DDTL
The DDTL provides up to $100.0 million in additional term loan commitments, available through October 28, 2027. Draws are permitted in up to ten tranches of at least $2.5 million each, subject to customary conditions precedent. Amounts drawn under the DDTL mature on October 28, 2030. Borrowings under the DDTL bear interest at the same rate options applicable to the Initial Term Loans. As of June 30, 2026, the Company had drawn $24.3 million, with $75.7 million remaining available under the facility.
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

As of June 30, 2026, it was probable that the Series A Preferred Stock may become redeemable on April 25, 2032. As of June 30, 2026, the Series A Preferred Stock had both a carrying value and redemption value of $421.4 million.
Historical Cash Flows
Our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2026 and 2025 were as follows:

	For the six months ended June 30,
dollars in thousands	2026	2025
Net cash used in operating activities	$(36,822)	$(16,215)
Net cash used in investing activities	(9,189)	(3,890)
Net cash provided by (used in) financing activities	21,961	(2,010)
Effects of exchange rate changes	(90)	(95)
Net change in cash and cash equivalents	$(24,140)	$(22,210)
Operating Activities
Net cash used in operating activities was $36.8 million for the six months ended June 30, 2026, compared to Net cash used in operating activities of $16.2 million for the six months ended June 30, 2025. Net cash used in operating activities reflects Net loss of $31.8 million for the six months ended June 30, 2026 compared to Net loss of $15.2 million for the six months ended June 30, 2025. Net cash used in operating activities for the six months ended June 30, 2026 reflects add-backs to Net loss for non-cash charges totaling $11.9 million, primarily attributable to depreciation and amortization expense of $6.9 million, a change in fair value of warrants of $2.1 million, stock-based compensation expense of $1.8 million, and amortization of debt issuance costs and revolver asset of $1.1 million, net of changes in working capital. Net cash used in operating activities for the six months ended June 30, 2025 reflects add-backs to Net loss for non-cash charges totaling $8.4 million, primarily attributable to depreciation and amortization expense of $6.0 million and stock-based compensation expense of $3.7 million, and partially offset by change in fair value of earnout consideration of $2.7 million, net of changes in working capital.
Investing Activities
Net cash used in investing activities was $9.2 million for the six months ended June 30, 2026, compared to Net cash used in investing activities of $3.9 million for the six months ended June 30, 2025. Net cash used in investing activities for the six months ended June 30, 2026 reflects purchases of property, plant and equipment of $8.5 million, which is primarily comprised of aircraft purchases and aircraft improvements, and capitalized costs related to IPR&D of $0.7 million. Net cash used in investing activities for the six months ended June 30, 2025 reflects purchases of property, plant and equipment of $4.2 million, capitalized costs related to IPR&D of $0.6 million and partially offset by sales of property, plant and equipment of $1.0 million.
Financing Activities
Net cash provided by financing activities was $22.0 million for the six months ended June 30, 2026, compared to Net cash used in financing activities of $2.0 million for the six months ended June 30, 2025. Net cash provided by financing activities for the six months ended June 30, 2026 primarily reflects a drawdown of the DDTL of $14.0 million and drawdowns of the Revolver totaling $10.0 million, partially offset by repayments on debt of $1.5 million. Net cash used in financing activities for the six months ended June 30, 2025 primarily reflects repayments of debt of $1.6 million and restricted stock units settled in cash of $0.4 million.
Contractual Obligations
Our principal contractual commitments consist of obligations for outstanding leases and debt. The following table summarizes our contractual obligations as of June 30, 2026:

	Payments Due by Period
dollars in thousands	Total	Current	Noncurrent
Lease obligations	$32,126	$3,057	$29,069
Debt obligations	245,037	4,913	240,124
Total	$277,163	$7,970	$269,193

On November 17, 2023, the Company entered into a series of agreements with MAB and its subsidiary designed to facilitate the purchase and return-to-service of four Spanish Scoopers originally awarded to the Company in September 2023 via a public tender process from the Government of Spain. The terms of the agreements provide that the Company will manage the return-to-service upgrades of the Spanish Scoopers while they are owned and funded by MAB. The Company has the right, but not the obligation, to acquire each plane as it is ready to be contracted and returned to service. In the event that the Company does not purchase the aircraft within the time periods set forth in the agreements, then either party may initiate a sales process for the sale of all aircraft that have not been purchased by the Company, which sales process the Company will oversee and manage. If the aircraft are sold to a third party through such process, then the Company must pay MAB’s subsidiary a cash fee equal to the amount, if any, by which the aggregate price of the Company’s purchase options for such aircraft exceeds the consideration paid by the third-party purchaser for the same aircraft, not to exceed $15.0 million in aggregate. If the aircraft are not sold to a third party and MAB’s subsidiary has not otherwise entered into an operating lease with a third party for the aircraft, then the Company must pay MAB’s subsidiary $15.0 million. On December 23, 2025, we purchased two of the Spanish Scoopers from MAB for an aggregate purchase price of $50.0 million, allocating $25.0 million per aircraft. Accordingly, no liability has been recorded in the consolidated financial statements as of June 30, 2026. The Company will continue to monitor the situation and assess the need for recognition or further disclosure in future periods.
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
As of June 30, 2026 and December 31, 2025, we did not have any other relationships with special purpose or variable interest entities which have been established for the purpose of facilitating off-balance sheet arrangement, which have not been consolidated in the consolidated financial statements of the Company. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
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
The Omnibus Plan expires on January 23, 2033. As of June 30, 2026, the Omnibus Plan authorized an aggregate of 18,196,755 shares of Common Stock for issuance. As of June 30, 2026, 6,429,306 shares of Common Stock remain available under the Omnibus Plan.
As of June 30, 2026, the Company has granted participants RSUs under the Omnibus Plan. The fair value of RSUs is determined based on the quoted market price of the Common Stock on the date of grant. Compensation cost for the RSUs is recognized over the requisite service period based on a graded-vesting method. The Company accounts for forfeitures as they occur. Stock-based compensation is included in both Cost of revenues and Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. Upon vesting of each RSU, the Company will issue one share of Common Stock to the RSU holder.
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
No goodwill impairment charges were recorded for the three and six months ended June 30, 2026 or 2025.
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
Investments
We hold equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment, totaling $5.5 million as of June 30, 2026 and December 31, 2025.

Variable Interest Entities
We follow ASC 810-10-15 guidance with respect to accounting for VIEs. These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected returns and are contractual, ownership or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and loss/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in the facts and circumstances. For the three and six months ended June 30, 2026 and 2025, Northern Fire Management Services, LLC, a VIE of which the Company was identified as the primary beneficiary, is consolidated into our financial statements. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
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
We will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by our emerging growth company status may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three and six months ended June 30, 2026 and the year ended December 31, 2025.
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
Our management, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is involved in legal proceedings and litigation in the ordinary course of business. Other than routine litigation incidental to the Company’s business, there are no material pending legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.
ITEM 1A. RISK FACTORS.
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2025 for a discussion of our risk factors. There have been no material changes during the three months ended June 30, 2026 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2025.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

10.1†
Transition Agreement and General Release, dated as of March 25, 2026, by and between Bridger Aerospace Group Holdings, Inc. and James Muchmore (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2026).

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†     Management contract and compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 6, 2026

BRIDGER AEROSPACE GROUP HOLDINGS, INC.

	By:	/s/ Sam Davis
	Name:	Sam Davis
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anne Hayes
	Name:	Anne Hayes
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)